Form 10-K
period 2023-12-31
BTC Digital Ltd.
filed 2024-04-15
CIK 1796514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-39258

BTC Digital Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor, Tower A

Tagen Knowledge & Innovation Center

2nd Shenyun West Road, Nanshan District

Shenzhen, Guangdong Province 518000

People’s Republic of China

(Address of principal executive offices)

Telephone: +86 755 8294 5250

E-mail: ir@btct.us

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Ordinary Shares, par value $0.06 per share	BTCT	The Nasdaq Stock Market LLC
Warrants, each exercisable for 1/600 ordinary shares	BTCTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of ordinary shares, par value $0.06 per share, held by non-affiliates of the registrant as of June 30, 2023, was approximately $90.915 million, based on the closing sale price per share of the registrant’s ordinary share as reported by the Nasdaq Capital Market on such date.

As of December 31, 2023, BTC Digital Ltd. had 2,097,535 shares of outstanding ordinary shares, par value $0.06 per share.

i

INTRODUCTION

In this annual report on Form 10-K, or this annual report, except where the context otherwise requires and for purposes of this annual report only, references to:

●	“we,” “us,” “our Company,” “the Company” and “our” are to BTC Digital Ltd.;

●	“China” or the “PRC” are to the People’s Republic of China, including the special administrative regions of Hong Kong and Macau and excluding for the purposes of this annual report only, Taiwan;

●	“Code” are to the U.S. Internal Revenue Code of 1986, as amended;

●	“former variable interest entities” or “former VIEs” are to Shenzhen Meten International Education Co., Ltd., or Shenzhen Meten, and Shenzhen Likeshuo Education Co., Ltd., or Shenzhen Likeshuo, and their respective direct and indirect subsidiaries, which are PRC companies in which Meten did not have equity interests but whose financial results had been consolidated by Meten in accordance with U.S. GAAP due to Meten being the primary beneficiary of these companies prior to the termination of the VIE agreements in November 2022;

●	“gross billings” are to the total amount of cash received for the sales of our products and services during a specific period of time, net of the total amount of refunds for that period, which is not a measure under U.S. GAAP;

●	“Met Chain” are to Met Chain investment holding company Ltd, a company formed under the laws of the British Virgin Islands;

●	“Met Path” are to Meta Path investing holding company, a company formed under the laws of the Cayman Islands;

●	“Meten Blockchain” are to “METEN BLOCK CHAIN LLC,” a company formed in the State of California;

●	“ordinary shares” are to our ordinary shares, par value US$0.06 per share, carrying one vote per share;

●	“the operating entities” are to the Company and the Company’s subsidiaries with operations, namely Meta Path investing holding company, Met Chain investment holding company Ltd, and METEN BLOCK CHAIN LLC;

●	“tier one cities” are to Beijing, Shanghai, Guangzhou and Shenzhen;

●	“tier two cities” are to provincial capitals, regional centers or economically developed cities in China, including, among others, Chengdu, Hangzhou, Chongqing, Wuhan and Tianjin;

●	“tier three cities” and “tier four cities” are to small- to mid-sized cities in China that are strategically located or have relatively developed or large local economy;

●	“dollars,” “US$” and “U.S. dollars” are to the legal currency of the United States;

●	“U.S. GAAP” are to generally accepted accounting principles in the United States; and

●	years are to the calendar year from January 1 to December 31 and references to our fiscal year or years are to the fiscal year or years ended December 31.

On August 10, 2023, we held a general meeting of shareholders to effect a share consolidation. At the Meeting, our shareholders approved the Share Consolidation by ordinary resolutions. As a result, our 500,000,000 issued and unissued ordinary shares of par value of US$0.003 each in the capital of us were consolidated into 25,000,000 ordinary shares of nominal or par value of US$0.06 each. The Share Consolidation became effective on August 23, 2023, and the ordinary shares began trading on a post-Share Consolidation basis on the Nasdaq Capital Market when the market opened on August 24, 2023 under the same symbol “BTCT” but under a new CUSIP number of G6055H 155. No fractional shares were issued in connection with the Share Consolidation. All fractional shares were rounded up to the whole number of shares.

From a Cayman Islands legal perspective, the Share Consolidation does not have any retroactive effect on our shares prior to the effective date on August 23, 2023. However, references to our ordinary shares in this annual report are stated as having been retroactively adjusted and restated to give effect to the Share Consolidation, as if the Share Consolidation had occurred by the relevant earlier date. As a result of the Share Consolidation, our issued and outstanding ordinary shares have been retroactively adjusted, where applicable, in this annual report to give effect to the Share Consolidation of our ordinary shares, as if it had occurred at the beginning of the earlier period presented.

ii

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this Report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	Our ability to secure enterprise clients and deals in the face of growing competition;

●	Assumptions relating to the size of the market for our products and services;

●	Unanticipated regulations of cryptocurrencies that add barriers to adoption and have a negative effect on our business;

●	Our ability to obtain and maintain intellectual property protection for our products; and

●	Our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing.

The forward-looking statements in this Report represent our views as of the date of this Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report.

Unless the context requires otherwise, references in this Report to “we,” “us,” “our,” “our company,” “the Company” or similar terminology refer to BTC Digital Ltd., including its consolidated subsidiaries.

MARKET DATA AND FORECASTS

This annual report also contains data related to global cryptocurrency market that include projections based on a number of assumptions. The global cryptocurrency market may not grow at the rates projected by market data, or at all. The failure of the global cryptocurrency market to grow at the projected rates may have a material adverse effect on our business prospects, results of operations and the market price of our ordinary shares. In addition, the relatively new and rapidly changing nature of the global cryptocurrency market subjects any projections or estimates relating to the growth prospects or future condition of these markets to significant uncertainties. If any one or more of the assumptions underlying the market data turns out to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

iii

PART I

ITEM 1. Business

Overview and Recent Developments

Through the operating entities, we are a crypto asset technology company based in the U.S. with a focus on bitcoin mining. We also generate revenue through mining machines resale and rental business operations.

For the fiscal year ended December 31, 2023, we generated a substantial majority of our revenue from bitcoin mining. We store all of our bitcoins mined in hot wallets, or cryptocurrency wallets connected to the internet, and may from time to time exchange bitcoins mined for fiat currency to generate cash flow to fund our subsidiaries’ business operations. We attribute our growth since we launched our crypto asset business in 2022 to our competitive strengths in diversified revenue streams, dedicated team and efforts towards regulatory compliance, and our experienced and visionary management team.

As of December 31, 2023, our subsidiaries owned a total of 2,021 mining machines, of which 1,801, or 89.1% were under operation with a total hash rate of 213PH/S. Through our subsidiaries, we manage and operate our mining machines at the hosting facilities operated by a hosting facility owner in New Tazewell, Tennessee. For the fiscal year ended December 31, 2023, we mined a total of 99.7607 bitcoins, generating US$2.9 million in revenue.

Historically, the price of bitcoins has fluctuated significantly. The profitability of our bitcoin mining operations and our operation results have been and will continue to be directly impacted by the trading price of bitcoins. To mitigate these risks, we have launched a mining machines resale and rental business. We have maintained business relationship with a major machine manufacturer, AGM Technologies Ltd, from which we source mining machines on an order-by-order basis, often at prices lower than market prices. We will then resell mining machines when there is a shortage of machines available on the market and resale prices are higher. Additionally, from time to time, we rent out our mining machines to customers at a rate calculated based on the total bitcoins mined. We seek to rent out a greater percentage of our fleet at times when bitcoin prices are lower to generate cash flow.

We believe research and development capacities are key to our continued long-term growth and will afford us with the ability to mine bitcoins with greater hash rate and power efficiency and the opportunity to further expand our service or product offerings and diversify our revenue streams. Through the Affiliated Company (as defined below), we have participated in the design and development of equipment dedicated for mining machines and infrastructure, including high voltage power supply, liquid-cooling systems, and hash boards. In the near future, we plan to continue investing in research and development through our subsidiaries and the Affiliated Company and accumulate knowledge in the cryptocurrency industry. See “— Research and Development.”

Prior Business Operations

On October 20, 2022, pursuant to the terms of the VIE contractual arrangements, Zhuhai Meizhilian Education Technology Co., Ltd. (“Zhuhai Meten”) and Zhuhai Likeshuo Education Technology Co., Ltd. (“Zhuhai Likeshuo”) unilaterally terminated their respective contractual arrangements with 30-day advanced notices to their respective former VIEs, namely Shenzhen Meten International Education Co., Ltd. and Shenzhen Likeshuo Education Co., Ltd. (the “former VIEs”). The termination of the VIE contractual arrangements were effective on November 19, 2022. As the VIE structure has been unwound, the financial results of the VIEs and their subsidiaries are no longer consolidated into the Company’s financial statements after the effective date. As of the date of this report, we only operate cryptocurrency mining business in the U.S., and we no longer provide English language training (“ELT”) services, which services were provided by the former VIEs. The following are descriptions of the former VIEs’ business, and the operating results of which were consolidated into the Company’s financial statements for the first half of 2022.

Through the former VIEs, we were an ELT service provider in China. China’s ELT market is segmented into general ELT, test-oriented ELT and after-school language training sectors. The former VIEs offered a comprehensive ELT service portfolio comprising of general adult ELT, junior ELT, overseas training services, online ELT and other English language-related services to students from a wide range of age groups. The former VIEs conducted their business through offline-online business model designed to maximize compatibility within their business segments in order to scale up at relatively low costs.

Nasdaq Notification Letters

On September 16, 2022, we received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq rules for continued listing on the Nasdaq, and we were provided 180 calendar days, or until March 15, 2023, to regain compliance. Our ordinary shares have not regained compliance with the minimum $1 bid price per share requirement. On March 15, 2023, we applied for an additional 180-day compliance period. On March 17, 2023, we received a written notification (the “Notification Letter”) from Nasdaq, notifying us that we were eligible for an additional 180 calendar day period, or until September 11, 2023, to regain compliance. On September 8, 2023, we received a written notification from the Staff of Nasdaq, noting that we had evidenced a closing bid price of our ordinary shares at or greater than the $1.00 per share minimum requirement for the preceding 10 consecutive business days, from August 24, 2023 through September 7, 2023, and informing us that we have regained compliance with the Bid Price Rule and the matter is closed.

Registration Statement

On April 10, 2023, we filed with the SEC a registration statement on Form S-8 (File No. 333-271205) to register under the Securities Act an aggregate of 730,806 ordinary shares, which represents the additional shares available for issuance in 2022 pursuant to Section 4(b) of the Plan and equal to 3.5% of the shares that were outstanding as of December 31, 2022. The Registration Statement has been prepared and filed pursuant to and in accordance with the requirements of General Instruction E of the General Instructions to Form S-8, General Instruction C of the General Instructions to Form S-8.

Resignation and Appointment of Director

On May 21, 2023, Mr. Jianlin Yu, an independent director of us and a member of the audit committee of our board of directors, notified us of his resignation as a director and a member of the audit committee of the board of directors, effective May 31, 2023. On May 26, 2023, our board of directors appointed Mr. Yuejun Jiang as a director and a member of the audit committee of the board of directors, effective May 31, 2023. The appointment intends to fill the vacancy created by Mr. Jianlin Yu’s departure. Mr. Yuejun Jiang does not have a family relationship with any of our director or executive officer and has not been involved in any transaction with us during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On December 30, 2023, Mr. Jishuang Zhao, the chairman of the board of directors of us and a member and the chairman of the compensation committee and the nominating and corporate governance committee of our board of directors, notified us of his resignation from the board of directors and from the compensation committee and the nominating and corporate governance committee, effective December 10, 2023. Mr. Jishuang Zhao’s resignation from our board of directors was due to personal reasons and not a result of any disagreement with us on any matter related to the operations, policies, or practices of us. On December 1, 2023, the board of directors appointed Mr. Xu Peng as a director, the chairman of the board of directors, and a member and chairman of the compensation committee and the nominating and corporate governance committee of the board of directors, effective December 11, 2023. The appointment intends to fill the vacancy created by Mr. Jishuang Zhao’s departure. Mr. Xu Peng does not have a family relationship with any of our director or executive officer and has not been involved in any transaction with us during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Entry into A Material Agreement

On June 7, 2023, Meten Holding Group Ltd., a company incorporated under the laws of the Cayman Islands (the “Company”), entered into an asset transfer agreement (the “Asset Transfer Agreement”) with two individuals, Jianyu Guo and Tianying Zheng, pursuant to which the Company intends to acquire 200 Bitcoin mining machines in total, or 100 from each of Jianyu Guo and Tianying Zheng (the “Sellers”), in consideration for an aggregate of such number of ordinary shares valued at $880,000 to be issued to the Sellers, with the number calculated by US$880,000 divided by the average closing price of the Company’s ordinary shares for twenty (20) trading days immediately before the closing date. The Company expects the closing of the transaction contemplated by the Asset Transfer Agreement to occur on or about June 22, 2023.

On July 10, 2023, the Company entered into Amendment No. 1 to the Asset Transfer Agreement with the Sellers, pursuant to which all parties agreed that the Company shall issue 2,274,548 ordinary shares to each of Jianyu Guo and Tianying Zheng, or 4,549,069 ordinary shares in total, in consideration for the mining machines acquired under the Asset Transfer Agreement. On July 10, 2023, the parties to the Asset Transfer Agreement closed the transactions contemplated by the agreement and issued a total of 4,549,069 ordinary shares of the Company to the Sellers. This transaction is presented on a retroactive basis in this annual report to reflect our 20-to-1 share consolidation.

Entry into Definitive Agreements

On August 1, 2023, we entered into subscription agreements (the “Subscription Agreements”) with two purchasers, each an unrelated third party to us (collectively, the “Purchasers”). Pursuant to the Subscription Agreements, the Purchasers agreed to subscribe for and purchase, and we agreed to issue and sell to the Purchasers, pursuant to an exemption from registration under the Securities Act of 1933, as amended, an aggregate of 4,000,000 ordinary shares, par value US$0.003 per share, at a purchase price of $0.25 per ordinary share and for an aggregate purchase price of $1.0 million. The entry into the Subscription Agreements and the transactions contemplated thereby have been approved by our board of directors.

We received gross proceeds of approximately $1.0 million from the issuance with the closing of the transactions contemplated by the Subscription Agreements on August 22, 2023. This transaction is presented on a retroactive basis in this annual report to reflect our 20-to-1 share consolidation.

On December 14, 2023, we entered into subscription agreements (the “Subscription Agreements II”) with three purchasers, each an unrelated third party to us (collectively, the “Purchasers II”). Pursuant to the Subscription Agreements II, the Purchasers II agreed to subscribe for and purchase, and we agreed to issue and sell to the Purchasers II, pursuant to Regulation S under the Securities Act of 1933, as amended, an aggregate of 303,497 ordinary shares, par value US$0.06 per share, at a purchase price of $3.342 per ordinary share, for an aggregate purchase price of $1,014,286. The entry into the Subscription Agreements II and the transactions contemplated thereby have been approved by the Company’s board of directors.

We received gross proceeds of approximately $1,014,286 from the issuance with the closing of the transactions contemplated by the Subscription Agreements II on January 5, 2024.

Annual General Meeting of Shareholders

On August 10, 2023, we held a general meeting of shareholders, during which our shareholders approved the Share Consolidation. As a result, our 500,000,000 issued and unissued ordinary shares of par value of US$0.003 each in the capital of us were consolidated into 25,000,000 ordinary shares of nominal or par value of US$0.06 each (“Share Consolidation”). The Share Consolidation became effective on August 23, 2023, and the ordinary shares began trading on a post-Share Consolidation basis on the Nasdaq Capital Market when the market opened on August 24, 2023 under the symbol “BTCT” but under a new CUSIP number of G6055 H155. No fractional shares were issued in connection with the Share Consolidation. All fractional shares were rounded up to the whole number of shares. Immediately following the Share Consolidation, authorized share capital of us shall be US$1,500,000, divided into 25,000,000 ordinary shares of a nominal or par value of US$0.06 each.

The shareholders also approved to change our name from “Meten Holding Group Ltd.” to “BTC Digital Ltd.,” which became effective on August 18, 2023.

SEC Staff Action

On November 28, 2023, we received a notification from the SEC regarding our registration statement filed under Section 6(a) of the Securities Act of 1933 with the SEC on December 15, 2022. Because the registration statement has been on file for more than nine months and has not yet become effective, and we did not respond to notice under Rule 479, that registration statement be declared abandoned on November 28, 2023.

Corporate History and Corporate Structure

We were formed to serve as a holding company after consummation of the Mergers (defined below) contemplated by the Merger Agreement (defined below). We were formed as a Cayman Islands exempted company on September 27, 2019. Prior to the Mergers, we owned no material assets and did not operate any business. Our principal executive office is located at 3rd Floor, Tower A, Tagen Knowledge & Innovation Center, 2nd Shenyun West Road, Nanshan District, Shenzhen, Guangdong Province 518000, The People’s Republic of China and our telephone number is +86 755 8294 5250.

On December 12, 2019, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, EdtechX Holdings Acquisition Corp., a Delaware corporation (“EdtechX”), Meten Education Inc., a Delaware corporation and wholly owned subsidiary of the Company (“EdtechX Merger Sub”), Meten Education Group Ltd., a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Meten Merger Sub”, and together with EdtechX Merger Sub, the “Merger Subs”), and Meten International Education Group, a Cayman Islands exempted company (“Meten”) which, among other things, provided for (i) Meten Merger Sub to merge with and into the Company, with the Company being the surviving entity of such merger (the “Meten Merger”) and becoming a wholly-owned subsidiary of the Company (“Surviving Cayman Islands Company”) and (ii) EdtechX Merger Sub to merge with and into EdtechX, with EdtechX being the surviving entity of the merger (the “EdtechX Merger” and together with the Meten Merger, the “Mergers”) and becoming a wholly-owned subsidiary of the Company.

On March 30, 2020, the parties to the Merger Agreement consummated the Mergers. Immediately prior to the Mergers, Azimut Enterprises Holdings S.r.l. (the “Azimut Investor”) invested US$20 million in EdtechX to purchase 2,000,000 units of EdtechX (with each unit consisting of one ordinary share and one warrant to purchase one ordinary share of EdtechX at a price of US$11.50 per share), which units converted into the same number of our units upon closing of the Mergers. Concurrently with the closing of the Mergers, our PIPE financing with two unaffiliated third-party investors, one of which is ITG Education, in an aggregate investment of US$12 million was completed on March 30, 2020.

On March 30, 2020, our ordinary shares were listed on the Nasdaq Capital Market under the symbol “METX.” Our warrants have been trading on the Nasdaq Capital Market under the symbol “METXW” since May 27, 2020.

On August 11, 2021, we changed our name from “Meten EdtechX Education Group Ltd.” to “Meten Holding Group Ltd.”

On October 20, 2022, pursuant to the terms of the VIE contractual arrangements, Zhuhai Meizhilian Education Technology Co., Ltd. (“Zhuhai Meten”) and Zhuhai Likeshuo Education Technology Co., Ltd. (“Zhuhai Likeshuo”) unilaterally terminated their respective contractual arrangements with 30-day advanced notices to their respective former VIEs. The termination of the VIE contractual arrangements were effective on November 19, 2022. As the VIE structure has been unwound, the financial results of the VIEs and their subsidiaries are no longer consolidated into the Company’s financial statements after the effective date. As of the date of this annual report, the operating entities only operate cryptocurrency mining business in the U.S., and we no longer provide ELT services, which services were provided by the former VIEs.

Our shareholders approved to change our name from “Meten Holding Group Ltd.” to “BTC Digital Ltd.,” which became effective on August 18, 2023 in the annual general meeting of shareholders. Below is a illustration of our latest corporate structure.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC using its EDGAR system.

Blockchain and Cryptocurrency Mining Overview

Blockchain is the ledger technology that underlies bitcoin and other cryptocurrencies. The concept was first introduced in 2008 in the form of an anonymous whitepaper that laid out the purpose and the technology behind bitcoin. The first bitcoin was created in 2009.

A blockchain is a decentralized, distributed and encrypted digital public ledger that stores information in a secure, verifiable and permanent way. An advantage of blockchain over other database technologies is that it is completely decentralized, meaning that no entity or computer owns and stores the full database, and blockchain guarantees the security of a record of data and generates trust without the need for a trusted third party. Instead, the blockchain ledger is partially distributed across computers that act as nodes in a peer-to-peer network, which requires every transfer or storage of information in the public ledger to be approved by the majority of nodes in the network.

A cryptocurrency is a type of decentralized, encrypted digital asset that acts as a medium of exchange and/or store of value. Cryptocurrencies are a popular application of blockchain technology, enabling transactions on the network to be settled, confirmed and stored in a distributed public ledger through a process called mining. Cryptocurrencies are not backed by a central bank or governmental entity, have no physical form and are usually not tied to a value index. Additionally, the supply of a cryptocurrency may be fixed. Bitcoin, for example, has a maximum supply of 21 million bitcoin, which is expected to be reached in 2140 and after which no additional bitcoin will be minted.

Cryptocurrencies have recently gained extensive mainstream attention as the cryptocurrency market value and adoption rates, both by retail and institutional investors, have experienced accelerated growth. We believe bitcoin specifically continues to gain more trust from investors and financial institutions as it demonstrates its fundamental role in the crypto economy, leading to many companies adopting bitcoin as an alternative to cash on their balance sheets.

We believe blockchain and cryptocurrencies serve multiple purposes and can make a significant impact across multiple business sectors. We believe cryptocurrencies have numerous advantages over fiat currencies, although there are potential risk factors that are not present with fiat currencies. Cryptocurrencies’ advantages include:

●	decentralized store of value, supply of which may not be influenced by the monetary policy of governmental authorities or financial institutions;

●	providing simplified and direct access to financial services;

●	encrypted and secure digital asset;

●	immediate settlement of transactions without relying on an intermediary financial institution; and

●	cryptocurrency can be converted to fiat currencies at prevailing market prices for the relevant cryptocurrency.

Cryptocurrency mining and miners

Cryptocurrency mining is the process of using specialized and high-powered miners to solve advanced cryptographic math computations, verifying the authenticity of such cryptocurrency transactions for the blockchain transaction public ledger. These solved math problems or authenticated transactions are then combined into blocks, with these blocks having specific requirements in terms of size and proof-of-work, and later published to the blockchain. A miner that verifies and solves a new block is awarded a portion of newly generated digital coins, which can then be sold on the market to generate transaction fees and profits for the mining company or retained by the miner for future use.

The bitcoin network goes through “halving events” during which the number of bitcoin that miners are awarded for processing a block are reduced by 50%. On the bitcoin network, these events occur every 210,000 blocks (roughly every four years). There have been three halving events to date on the bitcoin network. The initial award on the bitcoin network was 50 bitcoins per block. The current award is 6.25 bitcoin per block. The most recent halving event occurred on May 11, 2020 and the next halving event will likely occur in 2024. The halving mechanism results in an ever-decreasing issuance rate of bitcoin.

Mining pools

An individual miner’s daily expected rewards in mining a type of cryptocurrency are proportionate to its contribution to such cryptocurrency’s aggregate hash rate on its network. However, given the nature of how mining process works, the chance of successfully mining blocks is probabilistically determined by the law of large numbers and there is significant variance involved in mining, especially for individual miners. To address this issue, miners have recently explored methods to increase their probability of being awarded coins by pooling their processing resources into a “mining pool.” A mining pool is a platform where miners contribute their computing power to jointly mine cryptocurrencies and share mining rewards in proportion to the amount of hashing power contributed by each participant. By participating in a mining pool, a miner is more likely to receive a smaller, yet steady, stream of mining rewards. The mining pool operator and the pool software arranges the pool in terms of miners’ hashing capacity, work conducted and rewards earned.

Mining machines

Bitcoin is mined on specialized computers that utilize an algorithm to guarantee the integrity of blocks in the blockchain using a specific hash function to solve the algorithm. The hash function can be efficiently computed on a special mining device called ASIC using the SHA-256 cryptography algorithm, which is the block hashing algorithm used by the bitcoin network to hash new blocks on the blockchain. SHA stands for Secret Hash Algorithm, and it converts any input into a 32-byte output, creating output data hashes that always have 256 digits. The main suppliers of bitcoin mining rigs are Bitmain and MicroBT, each of which control a significant amount of the market of mining machines, with other major suppliers including Ebang and Canaan.

Mining machines are rewarded in bitcoin and transaction fees in proportion to their processing contribution to the network. Mining machines are relatively energy intensive and produce a high amount of heat. To operate mining machines efficiently at a low cost, mining companies endeavor to procure low-cost energy sources and implement efficient cooling methods.

Performance metrics

Network hash rate

Mining hardware conducts complex computations to verify transactions in the blockchain and is measured in “hash rate” or “hashes per second.” “Hash rate” is defined as the speed at which a computer can take any set of information and turn it into letters and numbers of a certain length, known as a “hash.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The total hash rate is a measure of the computing power of the network. A participant in a blockchain network’s mining function has a hash rate total of mining hardware deployed by such participant seeking to mine a specific digital asset and, network-wide, there is a total hash rate of all miners seeking to mine each specific type of digital asset. If a mining participant has a higher total hash rate than the blockchain network’s total hash rate, this participant generally sees a higher success rate in digital asset rewards over time as compared to other mining participants with relatively lower total hash rates.

Mining Difficulty

Mining difficulty refers to the level of process power, or hash rate, required for solving and authenticating a complex cryptographic block. Mining difficulty automatically adjusts by increasing or decreasing the computing requirement for verifying a block when there is a corresponding increase or decrease in the total hash rate of a network. The higher the number of mining machines in the network effectively results in a higher mining difficulty. As more processing power is added to the network, the difficulty increases.

The process of solving a block in the bitcoin network is tied to ten-minute increments. As miners are added or removed from the network and hash rate increases or decreases, difficulty must adjust periodically to maintain the ten-minute process. This periodic adjustment occurs every 2,016 blocks, which occurs approximately every two weeks.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors:

Diversified Revenue Streams Allowing us to Mitigate Bitcoin Price Fluctuations

Through our subsidiaries, we started generating revenue through mining bitcoins and conducting a mining machines resale and rental business in the fiscal year ended December 31, 2023. For the fiscal year ended December 31, 2023, 31.8%, 60.5% and 7.7% of our total revenue was generated from bitcoin mining, mining machines resale, and other mining-related business , respectively.

We started our cryptocurrency business with bitcoin mining. As of the date of this annual report, our subsidiaries own a total of 2,021 mining machines, of which 1,801, or 89.1% are currently under operation and placed in the three hosting facilities managed by third-party services providers with whom we entered into hosting agreements, located at New Tazewell, Tennessee.

Historically, the price of bitcoins has fluctuated significantly. For example, Bitcoin’s aggregate market value exceeded $1 trillion in October 2021 compared to $250 billion in October 2020, and fell back to $326 billion in January 2023, based on Bitcoin prices quoted on major exchanges. The profitability of our bitcoin mining operations and our operation results have been and will continue to be directly impacted by the trading price of bitcoins. To mitigate the risk of significant fluctuations in Bitcoin, we have launched a mining machines resale and rental business.

We have maintained business relationship with a major machine manufacturer, AGM Technologies Ltd, from which we source mining machines on an order-by-order basis, often at prices lower than market prices. We will then resell mining machines when there is a shortage of machines available in the market and resale prices are higher. Additionally, from time to time, we rent out our mining machines to customers at a rate calculated based on the total bitcoins mined. We seek to rent out a greater percentage of our fleet at times when bitcoin prices are lower to generate cash flow.

We believe that by diversifying our revenue streams, we will be able to mitigate the risks we experience as a result of bitcoin price fluctuations and grow our business in the long run.

Dedicated Team and Efforts Towards Compliance with Cryptocurrency Laws and Regulations

Over the past few years, countries and regulatory bodies worldwide have implemented an increasing number of laws and regulations on cryptocurrencies. As a new entrant into the cryptocurrency industry, we have dedicated efforts to ensure compliance with cryptocurrency laws and regulations. Towards this goal, we have set up a compliance team, led by our chief executive officer, Mr. Siguang Peng, and comprised of experienced industry professionals and experts and external consultants. The compliance team has the right to veto any operational decision of the Company if it suspects that such decision materially runs the risk of violating cryptocurrency laws and regulations. The compliance team also reviews and analyzes newly implemented regulatory policies, hold internal discussion and research sessions, and consults with industry experts on a regular basis to better its understanding of regulatory policies and implement compliance plans. We believe that our strong emphasis and dedication towards regulatory compliance will help us grow and succeed in the industry in the long run.

Experienced and Visionary Management Team and Partners of the Affiliated Company with Proven Track Records

Our management team is led by our co-founders Mr. Siguang Peng, Mr. Xu Peng and Mr. Yupeng Guo, each of whom has more than 16 years of senior management experience. Additionally, we formed a company (the “Affiliated Company”) focusing on cryptocurrency business, Met Chain Co., Ltd., in which we hold a total of 24.3% equity interests as of the date of this annual report, with Mr. Zhijun Liu, Ms. Yunning Li, Mr. Manning Liao, who have rich experience in the cryptocurrency and blockchain industries. For example, Mr. Zhijun Liu, who serves as a vice president of Hummer Miner, a technology company with a focus on the development and manufacturing of cryptocurrency machines, has extensive experience and expertise in the development of mining machines. Ms. Yunning Li, the former chief marketing officer of ChainPlus, has extensive experience in the cryptocurrency industry.

With their clear vision and long-term commitment to our business strategies, we have achieved success with our current business focus on mining small-cap cryptocurrencies and significant revenue growth in the past few years. We believe that in the future we will continue to benefit from our senior management team’s industry knowledge, diverse background and skills, and clear version for our ongoing development.

Our Strategies

Through our subsidiaries, we plan to implement the following growth strategies:

Growing Our Current Business Lines

We believe that the cryptocurrency industry still has significant growth potentials, and we expect to continue growing our current cryptocurrency business lines through increasing the number of mining machines in our fleet in the future. Benefiting from higher combined hash rate, owning a large number of mining machines would allow us to increase our profitability derived from bitcoin mining when bitcoin prices are high, and gain more bargaining power in mining machines resale and rental operations. Growing our current business lines can also benefit us by further contributing to the diversification of our revenue streams and our continued growth and success.

Increasing Research and Development Efforts

The global cryptocurrency industry is characterized by rapid technological development and continual introduction of new models of mining machines. We believe that our future success depends largely on our ability to mine cryptocurrencies at faster pace and with greater computing power, lower energy costs, and lower environmental impact than our competitors.

Through the Affiliated Company, we have participated in the design and development of equipment dedicated for mining machines and infrastructure, including high voltage power supply, liquid-cooling systems, and hash boards. In the near future, we plan to continue investing in research and development through our subsidiaries and the Affiliated Company and accumulate knowledge in the cryptocurrency industry. Specifically, we intend to design and develop a proprietary model of ASIC mining machines dedicated to bitcoin mining. For details, see “— Research and Development.”

To empower our subsidiaries’ research and development capabilities, we plan to start expanding our subsidiaries’ research and development team and upgrade their facilities for research and development in 2024. As of December 31, 2023, our subsidiaries had five members in their research and development team. Our subsidiaries will aim to attract talented persons specialized in algorithm optimization, software development, and mining machine design, and provide incentives to them for innovation, and continue building a strong research and development team.

Offering Crypto Asset Management Services

As the cryptocurrency industry continues to grow, we expect the market demand for crypto asset management services to increase as investors are seeking to manage and grow the crypto assets they own. We launched Bitcoin miner management and technical services in 2023, and we plan to gradually launch more crypto asset management services to clients, such as crypto wallets, custody solutions, and trust services, in 2024 and 2025. We believe these services will be able to meet the needs to investor clients, as well as add to our services value chain.

Competition

Mining is a constantly evolving business with a wide range of competition. Broadly, we compete with other companies that focus on mining bitcoin at a large scale. We face competition based on securing low-cost, reliable and renewable power, purchasing mining machines and other essential technology, buying or leasing sites to host our mining machines and ultimately producing hash rate. We also face competition in the ability to raise capital and hire qualified personnel.

Our competitors vary from solo enthusiasts to large corporations with significant scale of operations, including their own data centers. We compete with respect to hash rate, access to low-cost renewable power, operational efficiency, technological innovation and return on investment. We believe the recent increase in market prices for bitcoin and other digital assets has allowed new competition to enter the market and allowed existing competitors to access the requisite capital required to quickly scale their operations through large power contracts and additional miners. We expect this trend to continue as bitcoin and other digital assets continue to appreciate in value.

We believe that we have several competitive advantages that will be maintained and extended through execution of our strategy, including growing technology capacities, strong marketing team, and a leading management team. However, some of our competitors may have more resources than we do, and may be able to devote greater resources than we can to expand their business. With respect to our mining machines rental business and services offerings we expect to launch in the future, including crypto asset management services, we intend to offer competitive prices to attract more customers and enhance competitiveness.

Proof-of-stake networks also serve as competition to the bitcoin blockchain. As proof-of-stake algorithms create new blocks in a blockchain without resource intensive calculations to validate transactions, companies with significant advantages in terms of scale or low-cost power may be less competitive on a proof-of-stake network.

Bitcoin Mining Operations

Mining Machines

As of the date of this annual report, our subsidiaries own a total of 2,021 mining machines, which our subsidiaries rely upon for their day-to-day business activities. Among all mining machines owned, a total of 2,021 miming machines are currently under operation, hosted at one site managed by a facility operator.

Set forth below is a summary of each model of bitcoin mining machines our subsidiaries own as of the date of this annual report:

	Model	Total Mining Machines Hosted and Under Operation
1	Bitmain Antminer S19j Pro 100TH/S	1,749
2	Bitmain Antminer S19 XP 140TH/S	272
	Total:	2,021

With their mining machines, our subsidiaries mined cryptocurrencies of an aggregate value of nil, US$2.4 million, and US$2.9 million for the fiscal years ended December 31, 2021, 2022 and 2023, respectively. As of December 31, 2023, our network hash rate for all mining machines operated was 213PH/S.

Hosting Facilities

A hosting facility functions as a storage facility where mining machines mine cryptocurrencies. Hosting facilities are owned and operated by third parties, with whom we enter into agreements for the hosting of our subsidiaries’ mining machines. We select sites for hosting facilities to place and operate our subsidiaries’ mining machines based on criteria including but not limited to:

●	favorable local laws and regulations on cryptocurrency mining activities;

●	low land and electricity costs to reduce mining expense for our subsidiaries’ mining activities;

●	political stability of surrounding area; and

●	local tax policies on income generated from mining activities.

Through our subsidiaries, we currently manage and operate our mining machines at one hosting facility operated by a hosting facility owner in New Tazewell, Tennessee. The third-party facility operator also equips these mining farms and facilities with supporting staff to trouble shoot basic everyday technical difficulties. As of December 31, 2023, among all the machines owned by our subsidiaries, 1,801, or approximately 89.1% of the total 2,021 mining machines, were under operation.

The following chart sets forth the details of the hosting facilities with the location of our subsidiaries’ mining machines as of December 31, 2023:

Location	Total Mining Machines Hosted	Machines Under Operation	Machines Not Under Operation
3785 Tennessee 33, New Tazewell, TN, 37825	2,021	1,801	220
Total:	2,021	1,801	220

Mining Pools

A mining pool is a platform where miners contribute their computing power to jointly mine cryptocurrencies and share mining rewards in proportion to the amount of hashing power contributed by each participant. In a mining pool, the mining process is repeated a large number of times by all of its participants. By aggregating every participant’s hash power, it is more likely for the mining pool to successfully mine any particular block. Mining pools can therefore mutualize the risk of mining and participants can share mining rewards on a pro rata basis depending on each miner’s contribution to computing power to the pool.

Through our subsidiaries, we mine bitcoins exclusively through participating in mining pools. We currently participate in two mining pools, BTC.com pool, and F2Pool, for bitcoin mining. For the fiscal year ended December 31, 2021, we did not participate in any mining pools. For the fiscal year ended December 31, 2022, we mined 77.3922 bitcoins from participating in BTC.com pool, and 7.5716 bitcoins from participating in F2Pool. For the same year, we paid 0.5% of total bitcoins mined, or 0.3870 bitcoins, to BTC.com pool as pool fees, and 0.5% of total bitcoins mined, or 0.0379 bitcoins, to F2Pool as pool fees. For the fiscal year ended December 31, 2023, we mined 99.7607 bitcoins from participating in F2Pool. For the same year, we paid 0.5% of total bitcoins mined, or 0.4988 bitcoins, to F2Pool as pool fees.

Mining Results

We operate our bitcoin mining operations through our subsidiaries. In one respect, we measure the success of our operations by the value of the bitcoins our subsidiaries earn from their mining activities. We believe in the long term growth potential of bitcoins, and we tend to hold most of the bitcoins our subsidiaries mine. Nevertheless, as our subsidiaries continue to produce bitcoins, our subsidiaries may from time to time exchange bitcoins for fiat currency such as U.S. dollars to generate cash flow to fund our business operations, subject to a combination of market and operational conditions. As of the date of this annual report, we do not have a policy in place regarding when and how we will exchange our mined bitcoins for fiat currency and through what exchange. Currently, we do not maintain agreements with any third-party exchange on which we exchange cryptocurrencies into fiat currency.

As of the date of this annual report, we store all of our bitcoins in hot wallets. A hot wallet refers to any cryptocurrency wallet that is connected to the internet. Generally, hot wallets are easier to set up and access as compared to wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. In the near future, we intend to switch a portion of our bitcoin storage to cold wallets and use a combination of hot wallets and cold wallets for bitcoin storage in the future. We take a series of precaution measures to protect our bitcoins, including opening accounts on reputable and reliable exchanges, setting up complex passwords and changing passwords on a frequent basis, adopting two-factor authentication for log-in, avoid using public Wi-Fi for account access, and staying informed of latest cybersecurity threats.

In the fiscal year ended December 31, 2021, we did not mine any bitcoin. In the fiscal year ended December 31, 2022, we mined a total of 84.9638 bitcoins, generating revenue in the amount of US$2.4 million. In the same fiscal year, we exchanged a total of 86.5039 bitcoins for fiat currency, with an average selling price of US$25,295 per bitcoin. As of December 31, 2022, our network hash rate for all mining machines operated was 140PH/S. In the fiscal year ended December 31, 2023, we mined a total of 99.7607 bitcoins, generating revenue in the amount of US$2.9 million. In the same fiscal year, we exchanged a total of 94.9062 bitcoins for fiat currency, with an average selling price of US$27,078 per bitcoin, and our electricity costs per bitcoin mined was US$ 22,339 million in 2023. As of December 31, 2023, our network hash rate for all mining machines operated was 213PH/S.

Mining Machines Resale

In addition to bitcoin mining, we also resell mining machines to generate revenue and cash flows and diversify our income streams. We have maintained business relationship with a major mining machine manufacturer, AGM Technologies Ltd, from which we source mining machines on an order-by-order basis, often at prices lower than market prices. We will then resell mining machines when there is a shortage of machines available in the market and resale prices are higher.

In the fiscal year ended December 31, 2021, we did not engage in mining machines resale operations. In the fiscal year ended December 31, 2022, we sold 944 bitcoin mining machines in total, with models including Antminer S19XP, Antminer L7 9050 and Antminer L7 8800, to customers, generating revenue in the amount of US$8.82 million, or 74.5% of our total revenue for the fiscal year ended December 31, 2022, representing gross margin of 39.3%. In the fiscal year ended December 31, 2023, we sold 815 bitcoin mining machines in total, with models including Antminer L7 9050 and Antminer L7 8800, to customers, generating revenue in the amount of US$5.5 million, or 60.5% of our total revenue for the fiscal year ended December 31, 2023, representing gross margin of 16.7%.

For the fiscal year ended December 31, 2021, we did not source any machines for our mining machines resale operations. For the fiscal year ended December 31, 2022, Skyline II Acquisition Corporation and Bitmain Technologies Ltd were our main suppliers for our mining machines resale operations, representing purchase from us in the amount of $3.4 million and $1.8 million, or 64.6% and 35.4%, respectively, out of the total mining machines sold. For the fiscal year ended December 31, 2023, Skyline II Acquisition Corporation and Bitmain Technologies Ltd were our main suppliers for our mining machines resale operations, representing purchase from us in the amount of $4.6 million and $0.5 million, or 89.6% and 10.4%, respectively, out of the total mining machines sold.

We enter into sales orders with mining machine purchasers. For the fiscal year ended December 31, 2021, we did not sell any mining machines. For the fiscal year ended December 31, 2022, we sold mining machines to a total of three customers, and purchase from DGC Gaming Advisory Limited, New Digital Trading Company Limited, and Morgogo Company Limited constituted 47.1%, 31.4%and 21.5% of our total sales, respectively. For the fiscal year ended December 31, 2023, we sold mining machines to a total of two customers, and purchase from New Digital Trading Company Limited, and Morgogo Company Limited constituted 57.0% and 43.0% of our total sales, respectively.

Mining Machines Rental

From time to time, we seek to rent out a greater percentage of our fleet at times when bitcoin prices are lower to generate cash flow. Given the fluctuating nature of bitcoins, we seek to rent out our machines for a short period of time and under a few months. We enter into a rental agreement with customers for rental fees calculated based on the total bitcoins mined and the customers will bear the costs of electricity used in such machines’ mining activities. The mining machines rented out will not be physically transferred to the customers’ premises and will still be operated at our hosting facilities.

In October and November 2022, 1,200 mining machines, representing 68.4% of our total mining machines, was rented out to customers. For the fiscal year ended December 31, 2022, we generated US$0.62 million in revenue from mining machines rental business, representing 5.3% of our total revenue for the fiscal year ended December 31, 2022. In the same fiscal year, we generated rental fees in the amount of US$0.62 million from one customer, Lobo Group Limited, representing 100% of total rental fees generated.

For the fiscal year ended December 31, 2023, we generated US$0.3 million in revenue from mining machines rental business, representing 2.8% of our total revenue for the fiscal year ended December 31, 2023. In the same fiscal year, we generated rental fees in the amount of US$0.3 million from one customer, DDACE LTD, representing 100% of total rental fees generated.

Suppliers

Our subsidiaries value the quality and computing power of their mining machines and, as such, our subsidiaries carefully evaluate the potential suppliers. In particular, our subsidiaries take into account factors including, but not limited to, a potential supplier’s operating history, operational scale, industry reputation, product quality, quality control effectiveness, technological expertise, pricing, reliability, and customer services. Our subsidiaries do not maintain strategic framework agreement or long-term procurement agreement with any of the suppliers, and our subsidiaries purchase raw materials from the suppliers on an order-by-order basis. Despite that, during the fiscal years ended December 31, 2021, 2022 and 2023, our subsidiaries did not experience any significant difficulties in procuring mining machines.

For the fiscal year ended December 31, 2021, AGM Technologies Ltd and Bitmain Technologies Ltd were our main suppliers for the mining machines used in our bitcoin mining operations, representing our purchase in the amount of $6.9 million and $2.6 million, or 63.1% and 24.0%, out of the total mining machines purchased for use in our bitcoin mining operations, respectively. For the fiscal year ended December 31, 2022, AGM Technologies Ltd and Bitmain Technologies Ltd were our main suppliers for the mining machines used in our bitcoin mining operations, representing our purchase in the amount of $7.9 million and $1.7 million, or 81.9% and 18.1% out of the total mining machines purchased for use in our bitcoin mining operations, respectively. For the fiscal year ended December 31, 2023, Bitmain Technologies Ltd were our main suppliers for the mining machines used in our bitcoin mining operations, representing our purchase in the amount of $5.32 million, or 100% out of the total mining machines purchased for use in our bitcoin mining operations.

Marketing and Sales, Distribution and Logistics

We rely primarily on word-of-mouth referrals as a marketing tool for our business. For the fiscal year ended December 31, 2023, all of the operating entities’ clients have come through referrals from existing clients. As of the date of this annual report, we have three members in our marketing and branding team. Our marketing team also connects with potential customers through organizing and participating in cryptocurrency events and conferences, and maintains relationship with existing customers through visits and social events.

Research and Development (“R&D”)

Research and development is key to our future innovation and business growth, and we intend to devote significant resources in the research and development of products and services complementary to our bitcoin mining operations.

We also place a strong emphasis on building our subsidiaries’ research and development team. As of December 31, 2023, the operating entities employed a total of five full-time PRC individuals in their research and development team. Many members of the operating entities’ research and development team have prior work experience in blockchain and cryptocurrency and information technology.

Intellectual Property

We do not currently own any intellectual properties in connection with our existing technologies. However, we may in the future rely upon patents, trade secrets, trademarks, service marks, trade names, copyrights or other intellectual property rights. In addition, we expect to continue developing our technologies to enhance our operational efficiency.

Employees

We had 1,229, 16, and 20 full-time employees as of December 31, 2021, 2022 and 2023, respectively. The number of full-time employees as of December 31, 2021 also includes the employees of the former VIEs. The following table sets forth the number of our employees by function as of December 31, 2023:

Function	Total
Management	4
General and administration	16
Total	20

All of our 20 employees reside in the PRC. Our officers, including our chief executive officer, Siguang Peng, and our acting chief financial officer, Yupeng Guo, reside in the PRC.

We believe that our success and continued growth depend on our ability to attract, retain, and motivate qualified employees. Through our subsidiaries, we offer our employees competitive salaries, comprehensive training, and other fringe benefits and incentives. We believe that through our subsidiaries, we maintain a good working relationship with our employees, and we have not experienced any material labor disputes or work stoppages. None of our employees or PRC individuals are represented by labor unions, and no collective bargaining agreement has been put in place.

Through our subsidiaries, we enter into standard employment agreements, non-compete agreements, and confidentiality agreements with our employees. Our employees are not covered by any collective bargaining agreement. We believe that we maintain a good working relationship with our employees, and we have not experienced any significant labor disputes as of the date of this annual report.

Environmental Initiatives

For the fiscal years ended December 31, 2021, 2022 and 2023, the total electricity fees we paid in connection with bitcoin mining operations were nil, US$2.9 million, and US$2.2 million, respectively, and the costs per kilowatt hour for the respective period was nil, US$0.08, and US$0.08 per kWh.

We are aware of the amount of energy the operating entities use in their business activities and we intend to expand our energy-saving efforts in the future. Specifically, we intend to develop products complementary to our operations that are able to provide greater energy efficiency. Furthermore, accessibility and availability of renewable energy has always been and will continue to be a significant factor in our evaluation process for selecting the sites of operations. We believe that growing with sustainability is important for our success in the long run.

Insurance

We and our subsidiaries do not currently maintain any commercial insurance. As such, we are susceptible to losses including property damage, accidents, or liabilities. In the event that such damages are substantial, we may experience materially negative impact on our business operations, financial condition, and results of operations. See “Item 1A. Risk Factors — Risks Related to Our Business and Industry — The operating entities’ mining operations, including the sites in which their mining machines are operated or that are currently under construction, may experience damages, including damages that are not covered by insurance.”

Material Contracts

On January 2, 2024 the Company has entered into an asset purchase agreement with BITMAIN TECHNOLOGIES DELAWARE LIMITED to acquire 2,000 units of T21 Miners for $5,320,000. The machines are expected to be delivered and put into operation by the Company in the first half of 2024.

Government Regulation

Government regulation of blockchain and cryptocurrency is being actively considered by the United States federal government via a number of agencies and regulatory bodies, as well as similar entities in other countries. State government regulations also may apply to our activities and other activities in which we participate or may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. We anticipate that Bitcoin mining will be a focus for potential increased regulation in the near and long term, and we cannot predict how future regulations may affect our business or operations.

Businesses that are engaged in the transmission and custody of bitcoin and other cryptocurrencies, including brokers and custodians, can be subject to U.S. Treasury Department regulations as money services businesses as well as state money transmitter licensing requirements. Bitcoin and other cryptocurrencies are subject to anti-fraud regulations under federal and state commodity laws, and cryptocurrency derivative instruments are substantively regulated by the Commodity Futures Trading Commission. Certain jurisdictions, including, among others, New York and a number of countries outside the United States, have developed regulatory requirements specifically for cryptocurrency and companies that transact in them.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have also been proposed in Congress related to our business, which may be adopted and have an impact on us.

State regulation of Bitcoin mining is an important consideration with respect to where we conduct our mining operations. Our Rockdale Facility and our Corsicana Facility are both located in the State of Texas. To the extent that there is any state regulation of Bitcoin mining, we believe Texas is likely to remain one of the most favorable regulatory environments for Bitcoin miners.

In March 2022, the SEC issued proposed climate-related disclosure requirements for registrants and received thousands of comments on the proposal. We continue to await the release of any potential finalized rules requiring such disclosures following the analysis of the comments.

In January 2023, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), Office of the Comptroller of the Currency, and FDIC issued a joint statement regarding perceived risks to banks with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its regulatory authority to limit the activities of state-chartered banks. Several leaders in the U.S. Congress sent oversight letters to the prudential regulators pushing back on any efforts to place limits on banking activity for digital asset industries. Riot has also diversified banking relationships to mitigate any potential regulatory risk with respect to financial services.

Additionally, in January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and its intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well. Over the course of 2023, the House Financial Services Committee passed various bills, including a bill to provide a market structure for digital assets, but no such legislation has received a vote on the floor of the full House.

In January 2024, a decade after initial applications were filed, the SEC approved a series of spot Bitcoin exchange-traded funds, which have received billions of dollars of in-flows.

Also in January 2024, the U.S. Energy Information Administration initiated a provisional survey of electricity consumption information from cryptocurrency mining companies operating in the United States. The survey was authorized by the Office of Management and Budget as an emergency data request. This action is purely a survey, and it remains unclear whether or how the information will be used in future regulatory efforts.

Leaders on both the U.S. House Financial Services Committee and U.S. Senate Banking Committee have expressed interest in passing legislation to provide additional regulatory authority to address risks related to the use of digital assets in illicit financial activity. The U.S. Treasury Department has also requested additional authorities to address such risks. However, we have not seen sufficient support emerge in favor of any particular proposal to anticipate any specific changes at this time.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. However, we continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our Bitcoin Mining and other activities.

Available Information

Our website is located at located at https://btct.investorroom.com/. Access to copies of our SEC filings, corporate governance information, and other items that may be material or of interest to our investors is available via our investor relations website. The contents of our websites are not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our ordinary shares could decline, and you could lose all or part of your investment.

An investment in our ordinary shares involves a high degree of risks. You should carefully consider all of the information in this Report, including the risks and uncertainties described below, before making an investment in our ordinary shares. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Risks and uncertainties related to our cryptocurrency business and industry include, but are not limited to, the following:

●	We have recently launched our blockchain and cryptocurrency business and have a limited operating history.

●	As the operating entities develop their blockchain and cryptocurrency business, our total revenue and cash flow will become materially dependent on the market value of digital assets and the volume of digital assets received from their mining efforts. If such market value or volume declines, our business, operating results and financial condition would be adversely affected.

●	The cost of acquiring new mining machines has historically been capital intensive, and is likely to continue to be very capital intensive, which may have a material and adverse effect on our business and results of operations.

●	The price of new mining machines may be linked to the market price of bitcoin and other cryptocurrencies, and our costs of obtaining new and replacement mining machines may increase along with the market price of bitcoin and other cryptocurrencies, which may have a material and adverse effect on our financial condition and results of operations.

●	Because the only type of cryptocurrency we currently mine is bitcoin, our future success will depend in large part upon the value of bitcoin, and any sustained decline in its value could adversely affect our business and results of operations.

●	To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoin rewards earned by mining in the market, thereby constraining growth of the price of bitcoin, which could adversely impact us.

●	We are subject to risks associated with our need for significant electrical power.

●	The cryptocurrencies stored by the operating entities may be subject to accidental or unauthorized loss or theft or otherwise may be access restricted.

Risks Related to Bitcoin

Risks and uncertainties related to bitcoin include, but are not limited to, the following:

●	The trading price of bitcoin, which may be subject to pricing risks, including volatility related risks, has historically been subject to wide swings. A material decrease in the price of bitcoin could have a materially adverse effect on our business and results of operations.

●	The markets for bitcoin may be underregulated. As a result, the market price of bitcoin may be extremely volatile. Rapid decreases in the price of bitcoin could have a materially adverse effect on our business and results of operations.

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

●	We have an evolving business model subject to various uncertainties.

●	It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.

●	The development and acceptance of competing blockchain platforms or technologies may cause demand for bitcoin to decrease.

Risks Related to Governmental Regulation and Enforcement

●	If bitcoins are determined to be investment securities, and we hold a significant portion of our assets in bitcoins, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act of 1940 (the “Investment Company Act”). We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.

●	We may be required to register as an investment company under the Investment Company Act. In such event, we may be deemed as operating as an unregistered investment company in violation of the Investment Company Act and required to register as an investment company or to adjust our strategies.

●	We cannot be certain as to how future regulatory developments will impact our business and any such additional regulatory requirements, or changes in how existing requirements are interpreted and applied, may cause us to cease all or certain of our operations or change our business model.

●	If U.S. and/or foreign regulators and other government entities assert jurisdictions over cryptocurrencies and cryptocurrency markets, we may be subject to additional regulations imposed by these regulators and government entities and may be required to alter our business operations to gain compliance with these regulations, as a result of which we may experience increased compliance costs and our business operations, financial position and results of operations may be materially and adversely affected.

●	If regulatory changes or interpretations of our activities require us to register under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which may have a material negative effect on our business and the results of its operations.

Risks Related to Our Ordinary Shares and the Trading Market

●	Our share price has recently declined substantially, and our ordinary shares could be delisted from the Nasdaq or trading could be suspended.

●	We may issue additional ordinary shares or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our ordinary shares.

●	We are not expected to pay dividends on our ordinary shares in the foreseeable future.

●	You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we were formed under Cayman Islands law.

Risks Related to Our Business and Industry

We have launched our blockchain and cryptocurrency business in early 2022 and have a limited operating history.

Since early 2022, we have started to transition the business focus to blockchain and cryptocurrency business through the operating entities. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our operating results will likely fluctuate moving forward as we focus on increasing our capacity and as the market price of bitcoin fluctuates. We may need to make business decisions that could adversely affect our operating results, such as modifications to our business structure, or operations. Additionally, as we have limited experience in the blockchain and cryptocurrency business, our efforts in developing such business may not succeed and we may not be able to generate sufficient revenue to cover our investment and become profitable. In the fiscal year ended December 31, 2023, we generated revenue in the amount of $9.1 million from our cryptocurrency business, and generated net loss of $2.8 million from our cryptocurrency business. We may not continue to generate substantial revenue or net income from our blockchain and cryptocurrency business, if at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures or take advantage of market opportunities and our business, financial condition, and results of operations could be materially harmed.

As the operating entities develop their blockchain and cryptocurrency business, our total revenue and cash flow will become materially dependent on the market value of digital assets and the volume of digital assets received from our mining efforts. If such market value or volume declines, our business, operating results and financial condition would be adversely affected.

As we develop our blockchain and cryptocurrency business, the operating cash flow will be materially dependent on our ability to sell cryptocurrency for fiat currency as needed. As such, any declines in the number of cryptocurrencies that we successfully mine, the price of such cryptocurrencies or market liquidity for cryptocurrencies and digital assets generally would adversely affect our revenue and ability to fund the operations.

The price of cryptocurrencies and digital assets and associated demand for buying, selling, and trading cryptocurrencies and digital assets have historically been subject to significant volatility. For example, Bitcoin’s aggregate market value was $250 billion in October 2021, surpassed $1 trillion in October 2021, decreased to $0.37 trillion in October 2022, and rose to over $1.4 trillion in March 2024., based on Bitcoin prices quoted on major exchanges. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

●	market conditions across the broader blockchain ecosystem;

●	trading activities on digital asset platforms worldwide, many of which may be unregulated, and may include manipulative activities;

●	investment and trading activities of highly active retail and institutional users, speculators, mining machines and investors;

●	the speed and rate at which digital assets are able to gain worldwide adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument or other financial assets, if at all;

●	changes in user and investor confidence in digital assets and digital asset platforms;

●	publicity and events relating to the blockchain ecosystem, including public perception of the impact of the blockchain ecosystem on the environment;

●	unpredictable social media coverage or “trending” of digital assets;

●	the functionality and utility of digital assets and their associated ecosystems and networks, including digital assets designed for use in various applications;

●	consumer preferences and perceived value of digital assets;

●	increased competition from other payment services or other digital assets that exhibit better speed, security, scalability or other characteristics;

●	the correlation between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of other digital assets, or a series of defaults by counterparties on digital asset exchanges or trading venues;

●	regulatory or legislative changes and updates affecting the blockchain ecosystem;

●	the characterization of digital assets under the laws of various jurisdictions around the world;

●	the maintenance, troubleshooting and development of the blockchain networks underlying digital assets, including by mining machines, validators and developers worldwide;

●	the ability for digital asset networks to attract and retain mining machines or validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of digital assets and their associated protocols, smart contracts, applications and networks, including vulnerabilities against hacks and scalability;

●	fees and speed associated with processing digital asset transactions, including on the underlying blockchain networks and on digital asset platforms;

●	financial strength of market participants;

●	interruptions in service from, or failures of, major digital asset trading platforms;

●	availability of an active derivatives market for various digital assets;

●	availability of banking and payment services to support digital asset-related projects;

●	level of interest rates and inflation; and

●	monetary policies of governments, trade restrictions and fiat currency devaluations.

There is no assurance that any digital asset, including Bitcoin, will maintain its value or that there will be meaningful levels of trading activities to support markets in any digital asset. A decline in the market value of digital assets or in the demand for trading digital assets could lead to a corresponding decline in the value of our  cryptocurrency assets, their returns on investments in mining machines, and could adversely affect their business, operating results and financial condition.

Digital assets may be subject to momentum pricing due to speculation regarding future appreciation or depreciation in value, leading to greater volatility. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future changes in value. It is possible that momentum pricing of digital assets has resulted, and may continue to result, in speculation regarding future changes in the value of digital assets, making digital assets’ prices more volatile. As a result, digital assets may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in digital asset prices. As a result, our business, operating results and financial condition could be adversely affected.

The cost of acquiring new mining machines has historically been capital intensive and is likely to continue to be very capital intensive, which may have a material and adverse effect on our business and results of operations.

The success and profitability of our mining operations conducted depends largely on the costs, including costs of mining machines and electricity, associated with our mining activities. We can be profitable only if such costs are lower than the prices of the cryptocurrencies we mine when we sell them. Our mining machines experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Over time, we will replace those mining machines which are no longer functional with new mining machines we manufacture. Additionally, as technology evolves, we are required to continue investing in research and development to invent newer models of mining machines to remain competitive in the market.

All of the mining machines deployed by us will degrade due to ordinary wear and tear from usage. Additionally, all of these machines will eventually become obsolete, and may also be lost or damaged due to factors outside of our control. Once such event happens, these mining machines will need to be repaired or replaced along with other equipment from time to time for us to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis based on our ability to develop new mining machines with greater processing power and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement mining machines at scale, we may be unable to remain competitive in our highly competitive and evolving industry. If this happens, we may not be able to mine cryptocurrencies through our subsidiaries as efficiently or in similar amounts as our competitors and, as a result, our business and financial results could suffer. This could, in turn, materially and adversely affect the trading price of our securities and our investors could lose part or all of their investment.

The price of new mining machines may be linked to the market price of bitcoin and other cryptocurrencies, and our costs of obtaining new and replacement mining machines may increase along with the market price of bitcoin and other cryptocurrencies, which may have a material and adverse effect on our financial condition and results of operations.

Our financial condition and results of operations are dependent on our ability to sell the bitcoin the operating entities mine at a price greater than our costs to produce that bitcoin. We incur significant up-front capital costs each time we acquire new mining machines, and, if future prices of bitcoin are not sufficiently high, we may not realize the benefit of these capital expenditures. As the price for new mining machines we buy increases, our cost to mine a single bitcoin also increases, therefore requiring a corresponding increase in the price of bitcoin for us to maintain our results of operations, to the extent we sell the bitcoin shortly after mining it.

We have observed significant fluctuations in market prices for bitcoin, to the extent that we are unable to reasonably predict future prices for the bitcoin the operating entities mine. The market price of bitcoin could decrease during this time to the point at which it no longer becomes profitable for the operating entities to use such equipment to mine bitcoin and, as a result, our business and financial results could suffer. This could, in turn, materially and adversely affect the trading price of our securities and our investors could lose part or all of their investment.

Reports have been released that the prices of new mining machines are adjusted according to the price of bitcoin. As a result, the cost of new machines can be unpredictable, and could also be significantly higher than our historical cost for new mining machines. As a result, at times, the operating entities may obtain mining machines and other hardware from third parties at higher prices, to the extent they are available. While we cannot know definitively if these two phenomena are linked, we have seen a measurable increase in the prices for new mining machines offered by third party manufacturers during periods of increased market prices for bitcoin, and such prices may continue to track the volatility in the market price of bitcoin.

The global supply chain for mining machines is presently constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage, with a significant portion of available mining machines being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of manning machines. Supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of mining machines have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of miners, has seen a production slowdown as a result of COVID-19. Should similar outbreaks or other disruptions to the China-based global supply chain for mining hardware occur, the operating entities may not be able to obtain adequate replacement parts for their existing mining machines or to obtain additional mining machines on a timely basis, if at all, or the operating entities may only be able to acquire mining machines at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.

Because the mining machines owned by the operating entities are designed specifically to mine bitcoin, our future success will depend in large part upon the value of bitcoin, and any sustained decline in its value could adversely affect our business and results of operations.

Our operating results will depend upon the value of bitcoin because it is the only cryptocurrency the operating entities currently mine. Specifically, our revenues from our bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards the operating entities successfully mine and (2) the value of bitcoin. In addition, our operating results are directly impacted by changes in the value of bitcoin because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations. This means that our operating results will be subject to changes based upon increases or decreases in the value of bitcoin. The introduction of alternative cryptocurrencies, such as those backed by central banks known as Central Bank Digital Currencies, could significantly reduce the demand for bitcoin. This would reduce both our ability to earn mining rewards and transaction fees, and would also impair our ability to monetize the bitcoin we earn.

Our reliance primarily on a limited assortment of miner models from a single manufacturer may subject our operations to increased risk of failure.

The performance and reliability of the operating entities’ mining machines and our technology is critical to our reputation and operations. Because the operating entities currently use a limited assortment of mining machines in their fleet, if there are issues with those machines, such as a design flaw in the ASIC chips they employ, our entire system could be affected. The operating entities currently use a few different models of mining machines, but if there are issues with such machines, we may have to rely on a single model of mining machine. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to the type of mining machines we use affects all such mining machines; therefore, if a defect or other flaw exists and is exploited, all or a substantial portion of our mining operations could go offline simultaneously. Any interruption, delay or system failure could result in financial losses, a decrease in the trading price of shares of our ordinary shares and damage to our reputation.

Because the only type of cryptocurrency we currently mine is bitcoin, our future success will depend in large part upon the value of bitcoin, and any sustained decline in its value could adversely affect our business and results of operations.

Our operating results will depend in large part upon the value of bitcoin because it is the only cryptocurrency we currently mine. Specifically, our revenues from our bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards we successfully mine and (2) the value of bitcoin. In addition, our operating results are directly impacted by changes in the value of bitcoin. This means that our operating results will be subject to swings based upon increases or decreases in the value of bitcoin. The introduction of alternative cryptocurrencies, such as those backed by central banks known as Central Bank Digital Currencies, could significantly reduce the demand for bitcoin. This would reduce both our ability to earn mining rewards and transaction fees, and would also impair our ability to monetize the bitcoin we earn in accordance with our financial projections.

To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoin rewards earned by mining in the market, thereby constraining growth of the price of bitcoin, which could adversely impact us.

Over the past few years, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. New processing power being added by incorporated and unincorporated “professionalized” mining operations is gaining market share. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. Acquiring this specialized hardware at scale requires the investment of significant up-front capital, and mining operations incur significant expenses related to the operation of this hardware at scale, such as leasing operating space (often in data centers or warehousing facilities), incurring electricity costs to run the mining machines and employing technicians to operate mining farms. With the greater scale of professionalized mining operations (compared to individual mining operations) comes pressure to maintain profit margins on the rapid sale of bitcoin, whereas individual mining operations in past years were more likely to hold newly mined bitcoin for more extended periods. To the extent the price of bitcoin declines and such profit margin is constrained, professionalized mining operations are incentivized to sell bitcoin earned from mining operations soon after mining. This rapid selling of newly mined bitcoin greatly increases the volume of bitcoin that would otherwise be available for sale under normal market circumstances, creating downward pressure on the market price of bitcoin rewards.

Profit margin for a bitcoin mining operation is in essence the value of bitcoin mined by a professionalized mining operation minus the allocable capital and operating costs to mine bitcoin. A professionalized mining operation may be more likely to rapidly sell a higher percentage of its newly mined bitcoin if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing bitcoin prices. Lower bitcoin prices could result in further tightening of profit margins for professionalized mining operations, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable. Ultimately this effect could force professionalized mining operations to reduce mining power or temporarily cease mining operations.

The operating entities’ mining operations, including the sites in which their mining machines are operated or that are currently under construction, may experience damages, including damages that are not covered by insurance.

The operating entities’ current mining operations and any future mining operations they establish will be subject to a variety of risks relating to their physical condition and operation, including, but not limited to:

●	the presence of construction or repair defects or other structural or building damage;

●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and

●	claims by employees and others for injuries sustained at our properties, including as a result of exposure to high voltage operations, extreme temperature conditions in the operating entities’ mining farms, exposure to on-site contaminants and pollutants and dangers posed by the liquid-cooling reservoirs located at their sites.

For example, the operating entities’ mining farms could be rendered temporarily or permanently inoperable as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures the operating entities take to protect against these risks may not be sufficient. Additionally, the operating entities’ mining farms could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. The operating entities do not currently maintain any insurance cover for their operations. In the event of a loss at any of the mining farms in their network, the operating entities may not be able to remediate that loss in a timely manner or at all and the operating entities may lose some or all of the future revenues anticipated to be derived from such mining farms.

The operating entities do not maintain any insurance coverage for their cryptocurrency mining operations, and any potential material losses could materially and adversely affect their business and results of operations.

The operating entities do not maintain any insurance coverage for their cryptocurrency mining operations and, as such, they are subject to liabilities that may incur in connection with the operation of their business. For instance, because of the high cost of new mining machines, the operating entities may be required to expend additional capital resources to replace any mining machines they lose as a result of casualty events.

Furthermore, the bitcoin held by the operating entities is not insured by any government-sponsored investor protection program or otherwise. Therefore, any loss of bitcoin held by the operating entities, either through an information security failure, a mistaken transaction or otherwise, would not be reimbursed. This could adversely affect our operations and, consequently, an investment in our securities.

The operating entities are subject to risks associated with their need for significant electrical power.

The operating entities’ mining operations have historically required significant amounts of electrical power. As the operating entities continue to expand their mining operations, we anticipate the operating entities’ demand for electrical power will continue to grow. If the operating entities are unable to continue to obtain sufficient electrical power to operate their mining machines on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new mining machines.

Additionally, the operating entities’ mining operations could be materially adversely affected by prolonged power outages. Although the operating entities’ mining machines may be powered by backup generators on a temporary basis, it would not be feasible or cost-effective to run mining machines on back-up power generators for extended periods of time. The operating entities would likely need to reduce or cease their operations in the event of an extended power outage or as a result of the unavailability or increased cost of electrical power, which would materially and adversely affect our business and results of operations.

The cryptocurrencies stored by the operating entities may be subject to accidental or unauthorized loss or theft or otherwise may be access restricted.

There is a risk that some or all of the operating entities’ cryptocurrencies could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrencies. Access to the operating entities’ cryptocurrencies could also be restricted or otherwise compromised by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the internet. Generally, hot wallets are easier to set up and access as compared to wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. Currently, we use hot wallet to store crypto assets.

Hackers or malicious actors may launch attacks to steal, compromise or gain access to cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange mining machines, third-party platforms, cold and hot storage locations or software, or by other means. Operating entities may be in control and possession of one of the more substantial holdings of cryptocurrency. As the operating entities increase in size, they may become a more appealing target for hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect the operating entities’ operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access one or more of the operating entities’ digital wallets may be irreversible and they may be denied access for all time to our cryptocurrency holdings associated with that wallet. While the operating entities would be able to set up a new wallet to hold cryptocurrencies mined in the future, such a loss in holdings could adversely affect their investments and assets.

In addition, as with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create cryptocurrency have previously occurred. Despite the operating entities’ efforts and processes to prevent such defects and breaches, their devices, as well as their mining machines, computer systems and those of third parties that the operating entities use in operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering with the operating entities’ mining machines and computer systems or those of third parties that our subsidiaries use in their operations. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies the operating entities mine or otherwise acquire or hold for their own account now or in the future.

Moreover, the operating entities’ cryptocurrencies may be access restricted based on the inaccessibility or compromise of digital wallets. Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. The operating entities will publish the public key relating to digital wallets in use when the operating entities verify the receipt of transfers and disseminate such information into the network, but the operating entities will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, the operating entities will be unable to access their cryptocurrencies and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store the operating entities’ cryptocurrencies could have a material adverse effect on the ability of the operating entities to operate their business or to pursue our new strategy at all, which could have a material adverse effect on our existing and prospective business, operations, or the value of any cryptocurrencies the operating entities mine or otherwise acquire or hold.

We evaluate custody risk and have established processes to manage wallets that are associated with the holdings of the operating entities’ cryptocurrencies. There can be no assurances that any processes the operating entities have adopted or will adopt in the future are or will be secure or effective, and the operating entities would suffer significant and immediate adverse effects if they suffered a loss of cryptocurrencies due to an adverse software or cybersecurity event.

We periodically evaluate third-party custodial wallet alternatives, but there can be no assurance the operating entities will utilize such services or any other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those presently employed by the operating entities. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

We may not be able to realize the benefits of forks, and forks in the bitcoin network may occur in the future which may affect our operations and financial performance.

The future development and growth of bitcoin is subject to a variety of factors that are difficult to predict and evaluate. Because bitcoin is built on an open source protocol without a centralized governing authority, there is a possibility bitcoin develops in ways which are not foreseeable. An example is modification of the bitcoin protocol by a sufficient number of users (known as a “hard fork”).

The bitcoin protocol has been subject to “hard forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold and others. Some of these hard forks have caused fragmentation among trading platforms as to the correct naming convention for the forked cryptocurrencies. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked cryptocurrencies, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked cryptocurrencies, which results in further confusion to individuals as to the nature of assets they hold on digital asset trading platforms. In addition, several of these hard forks were contentious and as a result, participants in certain digital asset user and developer communities may harbor ill will toward other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of bitcoin or any of its forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Bitcoin Cash and Bitcoin Cash SV network split in November 2018, “replay” attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded bitcoin, resulting in significant losses to some digital asset trading platforms. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making digital asset networks that rely on proof-of-work more susceptible to attack in the wake of a fork.

Historically, speculation over a new “hard fork” in the bitcoin protocol has resulted in bitcoin price volatility and future hard forks may occur at any time. A hard fork can lead to a disruption of networks and our information technology systems could be affected by cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we do not intend to support an asset compromised by a hard fork. Additionally, a hard fork may result in a scenario where users running the previous protocol will not recognize blocks created by those running the new protocol, and vice versa. This may render our bitcoin mining hardware incompatible with the new bitcoin protocol. Such changes may have a material effect on our operations, financial position and financial performance.

The reward for adding new blocks to the bitcoin blockchain is subject to halving, and the value of bitcoin may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the bitcoin reward paid to those who mine bitcoin over time according to a pre-determined schedule. This reduction in reward spreads out the release of bitcoin over a long period of time resulting in an ever-smaller number of bitcoin being mined, reducing the risk of coin-based inflation. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for bitcoin happened on May 11, 2020 at block 630,000 and the reward reduced to 6.25. According to bitcoin.org, the next halving is projected to occur in 2024. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million bitcoin, which is expected around 2140. While bitcoin price has had a history of price fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our bitcoin mining operations could see a corresponding decrease, which could have a material adverse effect on our business and operations.

Increased labor costs and the unavailability of skilled workers could hurt our business, financial condition and results of operations.

The operating entities are dependent upon a pool of available skilled employees to operate and maintain their business. The operating entities compete with other cryptocurrency mining businesses and other similar employers to attract and retain qualified personnel with the technical skills and experience required to provide the highest quality service. The demand for skilled workers is high and the supply is limited, and a shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for the operating entities to attract and retain personnel and could require the operating entities to enhance their wage and benefits packages, which could increase our operating costs.

Interruptions to our power supply and internet access could disrupt our operations or have an adverse effect on the price of bitcoin, which could adversely affect our business and results of operations.

Our bitcoin mining operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. More broadly, a disruption of the internet may affect the use of bitcoin and subsequently the value of our securities. Generally, bitcoin and our business are dependent upon the internet. A significant disruption in internet connectivity could disrupt the bitcoin network’s operations until the disruption is resolved, which could have a material adverse effect on the price of bitcoin and our ability to mine bitcoin. If any of these events occur, our business and results of operations may suffer, and our investors may be materially and adversely affected.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the crypto economy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We cannot guarantee that our self-developed technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the crypto assets market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our securities may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

We may be subject to risks in connection with acquisitions.

We may, in the future, pursue asset acquisitions or acquisitions of businesses in the cryptocurrency industry. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount time and resources. Our failure to incorporate acquired assets or businesses into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Such events could also mean an acquisition that we expected to be accretive is not accretive and, in extreme cases, the asset is idle.

The continuing efforts of the operating entities’ senior management team and other key personnel are important to the operating entities’ success, and the operating entities’ business may be harmed if they lose these people’s services.

The operating entities have limited operating history in the cryptocurrency industry, and our success and future growth will to a significant degree depend on the skills and services of our management, including our Chief Executive Officer and Acting Chief Financial Officer. We will need to continue to grow our management to alleviate pressure on our existing team and to set up and develop our business. If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be significantly harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

Furthermore, the loss of key members of our management could inhibit our growth prospects. Our future success depends, in large part, on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, who have a sound understanding of our business. As bitcoin mining is a developing field, the market for highly qualified personnel in this industry is particularly competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

Any natural catastrophes, severe weather conditions, health epidemics, including COVID-19, and other extraordinary events could severely disrupt the operating entities’ business operations.

The occurrence of natural catastrophes such as earthquakes, floods, typhoons, tsunamis or any acts of terrorism may result in significant property damages as well as loss of revenue due to disruptions in the operating entities’ business operations. As the operating entities store books and course materials at their premises, there is a risk that these products and premises may be damaged or destroyed by fire and other natural calamities. Any disruption of electricity supply or any outbreaks of fire or similar calamities at the operating entities’ premises may result in the breakdown of their facilities and the disruption to their business. Health epidemics such as outbreaks of avian influenza, severe acute respiratory syndrome (SARS), COVID-19, swine flu (H1N1) or the Influenza A virus, and severe weather conditions such as snowstorm and hazardous air pollution, as well as the government measures adopted in response to these events, could significantly impact the operating entities’ operations.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately or timely report the results of operations or prevent fraud, and investor confidence and the market price of our securities may be materially and adversely affected.

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In the course of auditing our consolidated financial statements for the fiscal year ended December 31, 2023, our independent registered public accounting firm identified two material weaknesses and other control deficiencies in our internal control over financial reporting.

The material weaknesses identified relate to (i) our lack of a sufficient number of finance and accounting personnel or sufficiently trained finance and accounting personnel, as well as comprehensive accounting policies in accordance with U.S. GAAP financial reporting; and (ii) our internal control policy does not have a proper approval mechanism, and our lack of internal controls on performing periodic reviews of user accounts and their level of authorization in the financial systems. We plan to implement a number of measures to remedy these material weaknesses. To remedy the identified material weakness and the other control deficiencies, we have implemented and will continue to implement initiatives to improve our internal control over financial reporting to address the material weaknesses that have been identified, including: (i) obtain additional resources, including experienced staff with U.S. GAAP and SEC reporting knowledge, to strengthen the financial reporting function and to set up financial and system control framework; (ii) conducting regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, including sending our financial staff to attend external U.S. GAAP training courses; and (iii) optimizing our financial systems by establishing a proper approval mechanism and performing periodic reviews of users accounts and their level of authorization. We cannot assure you, however, that these measures may fully address these material weaknesses and other deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remedied.

If we fail to establish and maintain adequate internal controls, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could limit our access to capital markets, adversely affect our results of operations and lead to a decline in the trading price of our securities. Additionally, ineffective internal controls could expose us to an increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

As a public company, we will be subject to Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Since we qualify as an “emerging growth company” pursuant to the JOBS Act with less than US$1.235 billion in revenue for our last fiscal year. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, in the assessment of the emerging growth company’s internal control over financial reporting. Moreover, even if management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

During the course of documenting and testing our internal control procedures, we may identify other weaknesses and deficiencies in its internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Generally speaking, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our securities. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions.

Risks Related to Bitcoin

The trading price of bitcoin, which may be subject to pricing risks, including volatility related risks, has historically been subject to wide swings. A material decrease in the price of bitcoin could have a materially adverse effect on our business and results of operations.

The price of bitcoin is highly speculative and is not based on the performance of an underlying business. Furthermore, the price of bitcoin could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, tax or other conditions. Changes in the legislative or regulatory environment, or actions by governments or regulators that impact the cryptocurrency industry generally, could also affect the price of bitcoin. These factors may inhibit consumer trust in and market acceptance of bitcoin as a means of exchange, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin the operating entities mine. The speculative nature of the price of bitcoin and past dramatic volatility in pricing may create risks for the volatile trading price of bitcoin.

Since 2023, the trading price of Bitcoin has significantly surged, rising from a low of approximately $16,500 per bitcoin to a high of approximately $73,700 per bitcoin. Because our revenue depends, in part, on the ability of the operating entities to sell the bitcoin mined, volatility in the market price of bitcoin, particularly for an extended period of time, has a material adverse effect on our business, prospects, or operations. Additionally, we have observed how the trading price for ordinary shares of companies in the cryptocurrency market respond to the cryptocurrency market. We cannot give any assurances that similar fluctuations in the trading price of bitcoin will not occur in the future. Accordingly, because the trading price of our securities may be correlated to the trading price of bitcoin, if the trading price of bitcoin again experiences a significant decline, we could experience a similar decline in the trading price for our ordinary shares. If this occurs, you may not be able to sell ordinary shares which you purchased at or above the price you paid for them and you may lose part or all of your investment.

The markets for bitcoin may be underregulated. As a result, the market price of bitcoin may be extremely volatile. Rapid decreases in the price of bitcoin could have a materially adverse effect on our business and results of operations.

Cryptocurrencies, such as bitcoin, that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have rules and regulations regarding marketplace conduct, and monitor investors transacting on such platform for fraud and other improprieties.

These conditions may not necessarily be replicated on a bitcoin trading platform, depending on the platform’s controls and other policies, and there are no controls regarding transactions that take place outside of organized exchanges. Although some cryptocurrency trading platforms are subject to regulation and monitor for illegal activity, because the bitcoin market itself is unregulated there are few means to prevent manipulation of prices for the overall market. These factors may decrease liquidity or volume or may otherwise increase volatility of bitcoin, which will have a material adverse effect on our ability to monetize the bitcoin mined.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to initially exclude their use for ordinary consumer transactions within China and later to deem all cryptocurrency-related transactions illegal in September 2021.

The public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company (“DTC”), which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

 We have an evolving business model subject to various uncertainties.

As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. To stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector. Such circumstances could have a material adverse effect on our business, prospects or operations.

The impact of geopolitical and economic events on the supply and demand for bitcoin and other cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptocurrencies, which could rapidly increase the price of bitcoin and other cryptocurrencies. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory, if any, following such downward adjustment. Such risks are similar to the risks of purchasing other commodities in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

Cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our ordinary shares. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin mined.

Acceptance and/or widespread use of cryptocurrency is uncertain.

There are increasing public reports of businesses, insurance companies and local governments, among other organizations, either holding or planning to utilize cryptocurrencies, specifically bitcoin, as a store of value or as a medium of exchange and payment method. Other companies, typically through partnerships with digital currency processors, have also begun to increase the adoption of cryptocurrencies in the retail and commercial marketplace. Despite these public reports, there is still a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility, slow processing speeds, and high transaction costs undermine bitcoin’s role as a medium of exchange, as retailers are less likely to accept it as a direct form of payment. Market capitalization for bitcoin as a medium of exchange and payment method may always be low.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptance could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin mined.

Transaction fees may decrease demand for bitcoin and prevent expansion.

A miner that successfully adds a block to the bitcoin blockchain is remunerated with newly mined bitcoins (known as the “block reward”) and may potentially also receive transaction fees. Bitcoin miners will be able to continue earning block rewards through this process until 21 million bitcoins have been mined, which reflects the total fixed supply limit of bitcoin. The bitcoin network’s design regulates supply by only allowing a fixed number of bitcoin to be mined each year and halving the number of block rewards paid to miners after approximately four years. As a result of the bitcoin network’s limitations on mining, it is estimated that the final bitcoin will be minted in 2140, at which time miners will be incentivized to maintain the network solely based on transaction fees. It is currently estimated that approximately 20 million bitcoins will have been mined by the year 2030.

Transaction fees are not pre-determined by the bitcoin protocol and vary based on market factors, such as user demand and the capacity of the network. Decreased transaction fees would have an adverse effect on our financial performance. However, if transaction fees paid for bitcoin transactions become too high, users may be motivated to move away from the bitcoin network entirely. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, either of which could result in a reduction in the price of bitcoin that could adversely impact an investment in our securities. Decreased use and demand for bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and the value of our securities.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.

Several countries have taken and may continue taking regulatory actions that could severely restrict the right to acquire, own, hold, sell or use cryptocurrency assets or to exchange them for fiat currency. For example, in China and Russia, it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Additional countries, including the United States, could take similar measures to ban or limit the holding of certain cryptocurrencies such as bitcoin. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors. We do not intend to mine other cryptocurrencies as part of our business model at this time.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in bitcoin or other cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine, and thus harm investors.

The development and acceptance of competing blockchain platforms or technologies may cause demand for bitcoin to decrease.

The development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our mining machines may not be able to mine, such as cryptocurrencies being developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, may cause consumers to use or hold alternative cryptocurrencies. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, which could materially and adversely affect investors’ investments in our securities.

Despite the current first-to-market advantage of the bitcoin network over other cryptocurrency networks, the cryptocurrency market continues to grow rapidly as the value of existing cryptocurrency rises, and as new cryptocurrencies enter the market as demand for cryptocurrency increases. Therefore, it is possible that another cryptocurrency could become comparatively more popular than bitcoin in the future. If an alternative cryptocurrency obtains significant market share, this could reduce bitcoin’s market share and value. All of our mining revenue is derived from mining bitcoin and, while we could potentially consider mining other cryptocurrencies in the future, we have no plans to do so currently and may incur significant costs if we choose to do so particularly because our machines are principally utilized for mining bitcoin and cannot mine other cryptocurrencies. As a result, the emergence of a cryptocurrency that erodes bitcoin’s market share and value could have a material adverse effect on our business.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage that network and an investment in us.

The bitcoin network operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open source project, bitcoin is not represented by an official organization or authority. Because the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner, which could have a material adverse effect on our business. Issues with the bitcoin network could result in decreased demand or reduced prices for bitcoin, thus impacting our ability to monetize the bitcoin we mine and also reducing the total number of transactions for which mining rewards and transaction fees can be earned, thus impacting the value of an investment in our securities.

The decentralized nature of the governance of bitcoin may lead to ineffective decision making that slows development or prevents the bitcoin network from overcoming emergent obstacles. Governance of the bitcoin network is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of the bitcoin network leads to ineffective decision making that slows development and growth of bitcoin, the value of our securities may be adversely affected.

We may not adequately respond to rapidly changing technology, which may negatively affect our business.

Competitive conditions within the bitcoin mining and cryptocurrency industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently use, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the price of our ordinary shares.

Incorrect or fraudulent bitcoin transactions may be irreversible.

Bitcoin transactions are irrevocable, and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed or fraudulent bitcoin transactions could adversely affect our investments and assets. Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the bitcoin from the transaction. In theory, bitcoin transactions may be reversible with the control or consent of a majority of processing power on the network; however, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to effect this reversal. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of bitcoin or a theft thereof generally will not be reversible and if an incorrect transfer or theft occurs, we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. As a result, if there is human error, theft, or criminal action, we will need to rely on existing private investigative entities to investigate any potential loss of our bitcoin assets. The third-party service providers rely on data analysis and compliance of internet service providers with traditional court orders to reveal information such as the IP addresses of any attackers who may target us. Our inability to recover any losses from such action, error or theft, could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account now or in the future.

If a malicious actor or botnet obtains control of more than 50% of the processing power of the bitcoin network, such actor or botnet could manipulate the bitcoin network to adversely affect us, which could have a material, adverse effect on our business.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining bitcoin, it may be able to alter blockchains on which bitcoin transactions reside and rely on by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own bitcoin (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or bitcoin may be compromised but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a botnet or malicious actor obtaining control of the blockchain’s processing power will increase, because such botnet or malicious actor could more readily infiltrate and seize control over the blockchain by compromising a single mining pool, if the mining pool compromises more than 50% of the mining power on the blockchain, than it could if the mining pool had a smaller share of the blockchain’s total hashing power. Conversely, if the blockchain remains decentralized it is inherently more difficult for the botnet or malicious actor to aggregate enough processing power to gain control of the blockchain. However, if this were to occur, the public may lose confidence in the bitcoin blockchain, and blockchain technology more generally. This would likely have a material and adverse effect on the price of bitcoin, which could have a material adverse effect on our business, financial results and operations.

If the award of bitcoin rewards for solving blocks is not sufficiently high, miners may not have adequate incentive to continue mining and may cease mining operations, which may make the blockchains they support with their mining activity less stable.

As the number of bitcoin rewards awarded for solving a block in the bitcoin blockchain decreases, the relative cost of mining bitcoin will also increase, unless there is a corresponding increase in demand for that bitcoin. Even relatively stable demand may not be sufficient to support the costs of mining because as new miners begin working to solve blocks, the relative amount of energy expended to obtain a cryptocurrency award will tend to increase. This increased energy directly relates to an increased cost of mining, which means an increased cost of obtaining a bitcoin award. This increased cost, if not met with a corresponding increase in the market price for the bitcoin resulting from increased scarcity and/or demand, may lead miners to conclude they do not have an adequate incentive to continue mining and, therefore, may cease their mining operations. This reduction in active miners supporting a blockchain may result in a reduction in the aggregate hash rate devoted to the blockchain as its bitcoin award is reduced. We believe this would tend to adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make bitcoin networks more vulnerable to a malicious actor or botnet. This could permit such malicious actor or botnet to manipulate a blockchain in a manner that adversely affects our activities. A reduction in confidence in the confirmation process or processing power of the network could result and may be irreversible. Such events could have a material adverse effect on our ability to continue to pursue our strategy, which could in turn have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account now or in the future.

Demand for bitcoins is driven, in part, by its status as a prominent digital asset. It is possible that a digital asset other than bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and adversely affect an investment in our securities.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other cryptocurrencies. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the bitcoin network. Competition from the emergence or growth of alternative cryptocurrencies could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect an investment in our securities.

Investors may invest in bitcoin directly or through other potential financial vehicles, possibly including securities backed by or linked to bitcoin and digital asset financial vehicles. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles or to invest in bitcoin directly, which could limit the market for, and reduce the liquidity of, our securities.

Bitcoin held by us are not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) protections.

Bitcoin is not typically held with a banking institution or a member of the FDIC or the SIPC and, therefore, any bitcoin we may hold would not be subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Bitcoin may have concentrated ownership and large sales or distributions by holders or bitcoin could have an adverse effect on its market price.

It is possible that certain persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could lead to volatility and have an adverse effect on the market price of bitcoin.

Risks Related to Governmental Regulation and Enforcement

If bitcoins are determined to be investment securities, and we hold a significant portion of our assets in bitcoins, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act of 1940 (the “Investment Company Act”). We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.

The SEC and its staff have taken the position that certain cryptocurrencies fall within the definition of a “security” under the U.S. federal securities laws and have issued reports, orders, and statements that provide guidance on when a cryptocurrency may be a security for purposes of the U.S. federal securities laws. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin is a security (as currently offered and sold). However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this annual report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, bitcoin and Ethereum are the only cryptocurrencies that senior officials at the SEC have publicly stated are unlikely to be considered securities. If laws and regulations evolve or the SEC changes its position with respect to whether bitcoin is regarded as a type of securities, we may be subject to Investment Company Act and other regulations surrounding securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws.

Under the Investment Company Act, a company may fall within the definition of an investment company under section 3(c)(1)(A) thereof if it is or holds itself out as being engaged primarily, or proposes to engage primarily in the business of investing, reinvesting or trading in securities, or under section 3(a)(1)(C) thereof if it is engaged or proposes to engage in business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” (as defined) having a value exceeding 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. There is no authoritative law, rule or binding guidance published by the SEC regarding the status of cryptocurrencies as “securities” or “investment securities” under the Investment Company Act. Although we believe that we are not engaged in the business of investing, reinvesting or trading in investment securities, and we do not hold ourselves out as being primarily engaged, or proposing to engage primarily, in the business of investing, reinvesting or trading in securities, to the extent the cryptocurrencies that our subsidiaries mine, own, or otherwise acquire may be deemed “securities” or “ investment securities” by the SEC or a court of competent jurisdiction, we may meet the definition of an investment company. If we fall within the definition of an investment company under the Investment Company Act, we would be required to register with the SEC. If an investment company fails to register, it likely would have to stop doing almost all business, and its contracts would become voidable. Generally non-U.S. issuers may not register as an investment company without an SEC order.

If we were unable to qualify for an exemption from registration as an investment company, or fail to take adequate steps within the one-year grace period for inadvertent investment companies, we would need to register with the SEC as an investment company under the Investment Company Act or cease almost all business, and our contracts would become voidable. Investment company registration is time-consuming and would require a restructuring of our business. Moreover, the operation of an investment company is very costly and restrictive, as investment companies are subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and Investment Company Act filing requirements. The cost of such compliance would result in us incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our operations.

There can be no assurances that we will properly characterize any given cryptocurrency as a security or non-security for purposes of determining which cryptocurrencies to mine, hold and trade, or that the SEC or a court, if the question was presented to it, would agree with our assessment. We could be subject to judicial or administrative sanctions for failing to offer or sell cryptocurrencies in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Further, if any cryptocurrency that our subsidiaries mine, hold and trade is deemed to be a security under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such cryptocurrency. For instance, all transactions in such supported cryptocurrency would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of digital assets. Also, it may make it difficult for such cryptocurrency to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities.

We may be required to register as an investment company under the Investment Company Act. In such event, we may be deemed as operating as an unregistered investment company in violation of the Investment Company Act and required to register as an investment company or to adjust our strategies.

We intend to conduct our operations in such a way that we will not be required to register as an investment company under the Investment Company Act. However, under the Investment Company Act, a company may fall within the definition of an investment company under section 3(a)(1)(C) thereof if it is engaged or proposes to engage in business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” (as defined therein) having a value exceeding 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the cryptocurrencies we mine or hold, or plan to mind or hold, are determined to be securities, we may be required to register as an investment company or to adjust our business strategies. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the Investment Company Act. In addition, as a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we may be limited in the ability to engage in cryptocurrency mining operations or otherwise make certain investments, and these limitations could result in our holding those cryptocurrencies we may wish to sell or selling the cryptocurrencies we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.

We cannot be certain as to how future regulatory developments will impact our business and any such additional regulatory requirements, or changes in how existing requirements are interpreted and applied, may cause us to cease all or certain of our operations or change our business model.

We cannot be certain as to how future regulatory developments will impact the treatment of cryptocurrencies, and other digital assets under the law. For example, if regulatory changes or interpretations require the regulation digital assets under certain laws and regulatory regimes in the United States such as those administered by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities or similar laws and regulations of other jurisdictions, including if our digital asset activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation under U.S. federal law, the law of any U.S. state, or foreign jurisdiction in which we operate, we may be required to register, seek licensure and comply with such regulations, including at a federal, state or local level, and implement an anti-money laundering program, reporting and recordkeeping regimes, consumer protective safeguards, and other operational requirements. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses or burdens to us, as well as on-going recurring compliance costs, possibly affecting an investment in the ordinary shares or our net income in a material and adverse manner. We may also decide to cease some or all operations. Any termination or disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money services businesses or state money transmitters. If we are deemed to be subject to and determined not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate our company. Any such action may adversely affect an investment in us.

If we fail to comply with such additional regulatory, licensure and registration compliance requirements, we may seek to cease all or certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies or digital assets we plan to hold or expect to acquire for our own account.

Regulatory developments related to cryptocurrencies and cryptocurrency markets may impact our business, financial condition, and results of operations.

Legislators have devoted increasing attention to cryptocurrencies and cryptocurrency markets. Legislatures across states in the U.S. may pass several crypto-related bills that vary in their subject matter and scope and create new regulatory framework or clarify existing regulations. In the event that any proposed crypto-legislature that limits or regulates our business activities is enacted, our business, financial condition, and results of operations may be negatively impacted.

Additionally, regulatory developments related to cryptocurrencies and cryptocurrency markets as well as the regulatory environment in which our subsidiaries operate can impact our operating costs and interfere with our business strategy with respect to where the operating entities operate. Additionally, to the extent that bitcoins, the only type of cryptocurrencies we mine, are affected by regulatory developments, including being categorized and regulated as securities, our business strategy with respect to our future business operations could be interfered as well. Should crypto-legislature that limits or regulates our business activities as such is enacted and/or regulatory environment has changed, our operating costs could significantly increase, and our business strategy with respect to our future business operations.

If U.S. and/or foreign regulators and other government entities assert jurisdictions over cryptocurrencies and cryptocurrency markets, we may be subject to additional regulations imposed by these regulators and government entities and may be required to alter our business operations to gain compliance with these regulations, as a result of which we may experience increased compliance costs and our business operations, financial position and results of operations may be materially and adversely affected.

There are risks that U.S. and/or foreign regulators and other government entities may assert jurisdictions over cryptocurrencies and cryptocurrency markets. In such event, we may be subject to additional regulations imposed by these regulators and government entities. For instance, in the complaint of a federal lawsuit filed by the SEC against Ian Balina, an influencer in the cryptocurrency market, for his failure to register a cryptocurrency as a security before launching a 2018 initial coin offering, the SEC suggests that the U.S. has jurisdiction over all Ethereum transactions. Similar assertions concerning other types of cryptocurrencies could be made by the SEC and/or any other regulator or government entity and, if any part of our business is found subject to jurisdiction of these regulators, we may experience increased compliance costs and we may be required to alter our business operations to gain compliance with these regulations. For example, if the SEC has jurisdictions over the bitcoins the operating entities mine and they are deemed as securities by the SEC, any transactions involving our mined bitcoins and our mining activities may be subject to the regulations of the Securities Act and the Exchange Act, and any additional regulations published by the SEC. In such event, to the extent that we incur material increases in compliance costs or our business operations are no longer compliant with then-existing regulations, our business operations, financial position and results of operations will be materially and adversely affected.

Our transactions in cryptocurrency may expose us to countries, territories, regimes, entities, organizations and individuals that are subject to sanctions and other restrictive laws and regulations.

The Office of Foreign Assets Control of the U.S. Department of Treasury and the U.S. Department of State require us to comply with sanction programs based on foreign policy and national security goals against targeted countries, territories, regimes, entities, organizations and individuals. Because of the pseudonymous nature of blockchain transactions, we may not be able to determine the ultimate identity of the individuals with whom we transact with respect to buying or selling cryptocurrency. To the extent government enforcement authorities enforce laws and regulations that are impacted by blockchain technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.

The cryptoeconomy is novel and has limited access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of cryptocurrency or cryptocurrency platforms adverse to our business.

As cryptocurrencies have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of cryptocurrency networks, users and platforms, with a focus on how cryptocurrencies can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold cryptocurrencies for users. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by cryptocurrencies to users and investors. The cryptoeconomy is novel and has limited access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential use of cryptocurrencies for illicit purposes may effect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or cryptocurrency platforms, which could adversely impact our business.

If regulatory changes or interpretations of our activities require us to register under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which may have a material negative effect on our business and the results of its operations.

Cryptocurrencies are treated as “money” by FinCEN, and business engaged in the transfer of money or other payments services are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that cryptocurrency mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the bitcoin network and cryptocurrencies generally. To the extent that our business activities cause us to be deemed a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” (“MT”) or equivalent designation under state law in any state in which it may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, including implementing a know-your-counterparty program and transaction monitoring, maintenance of certain records and other operational requirements.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs, such as monitoring transactions and blocking transactions, because of the nature of the bitcoin blockchain. If we are deemed to be subject to, and it is determined we are not in compliance with such additional regulatory and registration requirements, we may act to dissolve and liquidate.

The application of the Commodity Exchange Act, as amended (the “CEA”), to our bitcoin mining business is unclear and may be subject to change and therefore difficult to predict. To the extent we become subject to regulation by the CFTC in connection with our business activities, we may incur additional compliance costs, which may be significant.

The CEA does not currently impose any direct obligations on us related to the mining or exchange of bitcoin. However, the CFTC, the federal agency that administers the CEA, generally regards bitcoin as a commodity. This position has been supported by decisions of federal courts.

Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official statements by the CFTC may impact the classification of bitcoin and subject it to additional regulatory oversight by the CFTC. Although the CFTC to date has not enacted regulations governing non-derivative or nonfinanced, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who engage in manipulation or deceptive practices related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce.

While no provision of the CEA, or CFTC rules, orders or rulings (except as noted herein) appears to be currently applicable to our business, this is subject to change. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. Any requirements imposed by the CFTC related to our bitcoin mining activities or our transactions in bitcoin would cause us to incur additional extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our securities.

Moreover, if our bitcoin mining activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our stockholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our securities. If we determine it is not practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.

We are subject to risks associated with our need for significant electrical power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to bitcoin mining operations, such as ours.

The operation of a bitcoin mining can require massive amounts of electrical power and we anticipate our demand for electrical power will grow as we expand our mining fleet. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. Further, our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. Additionally, our mines could be materially adversely affected by a power outage. If we are unable to receive adequate power supply and are forced to cease or reduce our operations due to the availability or cost of electrical power, including increased taxes associated with the use of electrical power, our business would experience materially negative impacts.

Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.

The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate or in which our third-party providers operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate related events have the potential to disrupt our business, including the business of our suppliers, and may cause us to experience higher attrition, losses and additional costs to resume operations.

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the potential impact of climate change. Given the very significant amount of electrical power required to operate cryptocurrency miners, as well the environmental impact of mining for the rare earth metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

We are subject to environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and properties are subject to laws and regulations governing occupational health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the countries and localities in which we operate. These laws and regulations may impose numerous obligations that are applicable to our operations, including acquisition of a permit or other approval before conducting construction or regulated activities; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands; imposing specific health and safety standards addressing worker protection; and imposition of significant liabilities for pollution resulting from our operations, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to impact the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our financial position, results of operations and cash flows.

Our mining business is subject to local government regulation.

We are subject to extensive and varied local government regulation, including regulations relating to public health, safety and zoning codes. We operate each of our locations in accordance with standards and procedures designed to comply with applicable codes and regulations. However, our failure to obtain or retain any required licenses could adversely affect our operations. Although we have not experienced, and do not anticipate experiencing any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent us from operating our current sites or further expanding our operations.

Future developments regarding the treatment of bitcoin for U.S. federal income and foreign tax purposes could adversely affect our business.

Due to the new and evolving nature of bitcoin and the absence of comprehensive legal guidance with respect to bitcoin, and bitcoin transactions, many significant aspects of the U.S. federal income and foreign tax treatment of bitcoin are uncertain, and it is unclear what guidance may be issued in the future on the treatment of bitcoin or bitcoin transactions, including bitcoin mining, for U.S. federal income and foreign tax purposes. Current Internal Revenue Service (“IRS”) guidance indicates that bitcoin, should be treated and taxed as property (rather than as a currency), and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a tax reporting requirement for certain exchanges of bitcoin, it preserves the right to apply capital gains (as opposed to ordinary income) treatment to those transactions where bitcoin is held as a capital asset.

There can be no assurance that the IRS or other foreign tax authority will not alter its existing position with respect to bitcoin in the future or that a court would uphold the treatment of bitcoin as property, rather than currency. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding bitcoin products and transactions could result in adverse tax consequences for holders of bitcoin and could have an adverse effect on the value of bitcoin and the broader bitcoin markets. The uncertainty regarding the tax treatment of bitcoin transactions, and the potential promulgation of new, or changes to existing, U.S. federal income, state or foreign tax laws, treaties, regulations, administrative practices or guidance relating to bitcoin transactions could adversely impact the price of bitcoin, our business and the trading price of our securities. Further, in the event our business expands, our after-tax profitability and financial results could be adversely affected by expanding, internationally or domestically, to jurisdictions with less favorable or more complex tax laws or greater scrutiny by taxing authorities.

Changes to applicable U.S. tax laws and regulations could affect our business and future profitability.

New U.S. laws and policy relating to taxes may have an adverse effect on us and our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The U.S. House of Representatives has advanced draft legislation (the “House Bill”) that would, if enacted, make significant changes to U.S. federal income tax laws. It is unclear whether Congress will enact any changes and, if enacted, how soon any such changes could take effect. The passage of the House Bill or any similar legislation could have an adverse effect on our business and future profitability. Additionally, we are evaluating the extent to which recently enacted laws expanding cryptocurrency information and transaction reporting requirements could impact our business and future profitability.

Risks Related to Our Ordinary Shares and the Trading Market

We may issue additional ordinary shares or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our ordinary shares.

We may issue additional ordinary shares or other equity securities of equal or senior rank in the future for any reason or in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without shareholder approval.

Our issuance of additional ordinary shares or other equity securities of equal or senior rank would have the following effects:

●	our existing shareholders’ proportionate ownership interest in us will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share may be diminished; and

●	the market price of our ordinary shares may decline.

We are not expected to pay dividends on our ordinary shares in the foreseeable future.

We are not expected to pay dividends on our ordinary shares in the foreseeable future. Instead, for the foreseeable future, it is expected that we will continue to retain any earnings to finance the development and expansion of its business, and not to pay any cash dividends on our ordinary shares. Consequently, you should not rely on an investment in the Company as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends, subject to applicable laws. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our ordinary shares will likely depend entirely upon any future price appreciation of our ordinary shares. We cannot guarantee that our ordinary shares will appreciate in value or even maintain the price at which you purchased the ordinary shares. You may not realize a return on your investment in our ordinary shares and you may even lose your entire investment in our ordinary shares.

We may become a passive foreign investment company, which could result in adverse United States federal income tax consequences to United States investors.

Based on the projected composition of our income and valuation of our assets, including goodwill, we are not expected to be a passive foreign investment company (“PFIC”) for its current taxable year, and we do not expect to become one in the future, although there can be no assurance in this regard. See “Item 10. Additional Information—E. Taxation—U.S. Holders—Passive Foreign Investment Company.” If we are or were to become a PFIC, such characterization could result in adverse United States federal income tax consequences to you if you are a U.S. investor. For example, if we are a PFIC, its U.S. investors will become subject to increased tax liabilities under U.S. federal income tax laws and regulations and will become subject to burdensome reporting requirements. We cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year.

Our amended and restated memorandum and articles of association contains anti-takeover provisions that could have a material adverse effect on the rights of holders of our ordinary shares.

Our amended and restated memorandum and articles of association include provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. For example, our board of directors has the authority, subject to any resolution of the shareholders to the contrary, to issue preference shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preference shares could be issued quickly with terms calculated to delay or prevent a change in control of the Company or make removal of management more difficult. If our board of directors decides to issue preference shares, the price of our ordinary shares may fall and the voting and other rights of the holders of our ordinary shares may be materially and adversely affected.

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we were formed under Cayman Islands law.

We are an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders to take action against our directors, actions by our minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedents in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies have no general rights under the Cayman Islands law to inspect corporate records or to obtain copies of lists of shareholders of these companies. Our directors have the discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by shareholders, but are not obliged to make them available to shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Certain corporate governance practices in the Cayman Islands differ significantly from requirements for companies incorporated in other jurisdictions such as the U.S. To the extent we choose to follow home country practice, shareholders may be afforded less protection than they otherwise would have under rules and regulations applicable to U.S. domestic issuers.

The Cayman Islands courts are also unlikely (i) to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws, or (ii) to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

As a result of all of the above, our shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, members of our board of directors or shareholders than they would as shareholders of a company incorporated in the United States.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands company and all of our officers and directors, including our chief executive officer and director, Siguang Peng, our acting chief financial officer, Yupeng Guo, our directors, Xu Peng, Zhiyi Xie, Ye Ren and Yuejun Jiang are nationals or residents of the PRC and a substantial portion of their assets are located in the PRC. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. For more information regarding the relevant laws of the Cayman Islands and the PRC.

As a company incorporated in the Cayman Islands, we are permitted to adopt certain home country practices in relation to corporate governance matters that differ significantly from Nasdaq corporate governance listing standards; these practices may afford less protection to shareholders than they would enjoy if we complied fully with Nasdaq corporate governance listing standards.

As a Cayman Islands company listed on the Nasdaq, we are subject to Nasdaq corporate governance listing standards. However, the Nasdaq rules permit a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the Cayman Islands, which is our home country, may differ significantly from Nasdaq corporate governance listing standards. A Cayman Islands company is not required to have annual general meetings. Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of lists of shareholders of these companies. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest. To the extent we choose to follow home country practice with respect to corporate governance matters such as the exemption from holding an annual general meeting pursuant to Nasdaq Rule 5620(a), our shareholders may be afforded less protection than they otherwise would under rules and regulations applicable to U.S. domestic issuers. For details as to the corporate governance matters for which we have elected to follow our home country practices, rather than Nasdaq listing standards, please see “Item 16.G—Corporate Governance.”

We have incurred and will continue to incur increased costs as a result of being a public company.

We are a public company and we incur significant accounting, legal and other expenses. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq, have detailed requirements concerning corporate governance practices of public companies, including Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting. These rules and regulations applicable to public companies have increased our accounting, legal and financial compliance costs and made certain corporate activities more time-consuming and costly. Our management is required to devote substantial time and attention to our public company reporting obligations and other compliance matters. Our reporting and other compliance obligations as a public company may place a strain on our management, operational and financial resources and systems for the foreseeable future.

In the past, shareholders of a public company often brought securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These material risks are managed across us, our subsidiaries, and third-party contractors, and monitoring such risks and threats is integrated into our overall risk management program. Our risk management program is comprised of, among other things, policies that are designed to identify, assess, manage, and mitigate cybersecurity risk, and is based on applicable laws and regulations, informed by industry standards and best practices.

Our Chief Financial Officer is responsible for our cybersecurity program, and our Manager of Cybersecurity is our incident response team leader. In this position, our Manager of Cybersecurity oversees our cybersecurity team, and guides our incident response team, which is comprised of members from across our organization, including cybersecurity, IT support, mining operations, software engineering, compliance and legal, as well as contractors and other partners, as they support our cybersecurity functions. Our Manager of Cybersecurity has nearly two decades of experience in cybersecurity management and policy, achieved through job training and higher education, and possesses a background in security and alignment of information technology solutions.

Our Response Plan, developed by management and our cybersecurity team, and IT support team, serves as a Company-wide guide to facilitate coordinated, prompt, and systematic responses to any cybersecurity incidents and utilizes four interconnecting phases: (1) Preparation; (2) Detection and Analysis; (3) Containment, Eradication, and Recovery; and (4) Post-Incident Activity.

Upon detection of a cybersecurity incident and initial intake and validation by our cybersecurity team, our incident response team triages and evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing of response activities, forming of action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our Chief Financial Officer and Manager of Cybersecurity. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurances that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors” of this Annual Report for more information regarding the cybersecurity risks we face.

ITEM 2. Properties

Through Meten Education (Hong Kong) Limited, we lease the properties for our principal executive offices, which are located in Shenzhen, China, with an aggregate floor area of approximately 1,600 square feet. We believe that the properties we currently lease for our executive offices are adequate to meet our needs for the foreseeable future.

Meten Service USA Corp. (“Meten Service”) is currently a subsidiary of us in the United States. On January 11, 2022, Meten Service entered into a hosting agreement with an unrelated third party facility owner for hosting our mining machines at the facilities owned by such third party in Jellico, Tennessee, Cumberland, Kentucky and New Tazewell, TN. Under the hosting agreement, we are authorized by the facility owner to occupy and operate mining machines at its premises, in consideration for a variable monthly charge calculated based on the amount of electricity used by the mining machines on such premises, as well as other types of fees as they incur, such as security deposits, installation fees, removal fees and storage fees. The agreement was entered into on January 10, 2022 and effective until January 10, 2025. The third-party facility owner does not maintain any insurance for interruption of service or damage to miners.

We intend to enter into leases or purchase properties through the operating entities in connection with the expansion of our business in the future, and we believe that suitable additional space will be available in the future on commercially reasonable terms to accommodate our current expansion plans.

ITEM 3. Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of our business. We are not, and none of our subsidiaries is, a party to any litigation, arbitration or administrative proceedings that we believe would, individually or taken as a whole, have a material adverse effect on our business, financial condition or results of operations, and, insofar as we are aware, no such litigation, arbitration or administrative proceedings are pending, threatened, or contemplated. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial costs and diversion of our resources, including our management’s time and attention.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares trades on the Nasdaq Stock Market under the symbol “BTCT.”

Holders of Record

As of December 31, 2023, we had approximately 41 holders of record of our ordinary shares.

Dividend Policy

We previously did not declare or pay any cash dividends and have no intention to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has complete discretion in deciding whether to distribute dividends. Even if our board of directors decides to pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

We are a holding company with no material operations of our own. We conduct our operations primarily through our subsidiaries. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries. If our existing subsidiaries or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.

Recent Sales of Unregistered Securities

On June 7, 2023 and July 10, 2023, the Company has entered into an asset purchase agreement and an amendment to the asset purchase agreement, respectively, with two unaffiliated third parties to acquire 200 units of Antminer S19j Pro (110 TH/s), Bitcoin mining machines, and has issued to the sellers 4,549,069 ordinary shares of the Company.

On August 1, 2023, the Company has entered into subscription agreements with two foreign investors, including an institutional investor, Future Satoshi Ltd, and an individual investor, for the issue and sale of 200,000 ordinary shares of the Company, with a par value of $0.003 per share, for total gross proceeds of $1,000,000, or $0.25 per share.

On October 5, 2023, the Company has entered into an asset purchase agreement with two unaffiliated third parties to acquire 220 units of Antminer S19j Pro, Bitcoin mining machines, and has issued to the sellers 276,572 ordinary shares of the Company.

On December 14, 2023, the Company has entered into subscription agreements with three individual investors, for the issue and sale of 303,497 ordinary shares of the Company, par value US$0.06 per share (the “Ordinary Shares”), for total gross proceeds of $1,014,286, or US$3.342 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors authorized a share repurchase program, effective from October 1, 2020, under which we may repurchase up to US$2 million our issued and outstanding ordinary shares, subject to relevant rules under the Securities Exchange Act of 1934, as amended. The share repurchases may be made from time to time through open-market transactions, at prevailing market prices, in negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations.

As of the date of this annual report, no shares have been repurchased under this program.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

BTC Digital Ltd. (“we”, “us” “our” and the “Company”) is a crypto asset technology company based in the U.S. with a focus on bitcoin mining. We also generate revenue through mining machines resale and rental business operations.

In fiscal year 2023, we generated a substantial majority of our revenue from bitcoin mining. We store all of our bitcoins mined in hot wallets, or cryptocurrency wallets connected to the Internet, and may from time to time exchange bitcoins mined for fiat currency to generate cash flow to fund our business operations. We attribute our growth since we launched our crypto asset business in 2022 to our competitive strengths in diversified revenue streams, dedicated team and efforts towards regulatory compliance, and our experienced and visionary management team.

As of December 31, 2023, we owned a total of 2,021 mining machines under operation with a total hash rate of 213PH/S. We manage and operate our mining machines at one hosting facility operated by a hosting facility owner in New Tazewell, Tennessee. In the fiscal year ended December 31, 2023, we mined a total of 99.7607 bitcoins, generating US$2.9 million in revenue.

Historically, the price of bitcoins has fluctuated significantly. The profitability of our bitcoin mining operations and our operation results have been and will continue to be directly impacted by the trading price of bitcoins. To mitigate these risks, we have launched a mining machines resale and rental business. We have maintained business relationship with a major machine manufacturer, AGM Technologies Ltd, from which we source mining machines on an order-by-order basis, often at prices lower than market prices. We will then resell mining machines when there is a shortage of machines available on the market and resale prices are higher. Additionally, from time to time, we rent out our mining machines to customers at a rate calculated based on the total bitcoins mined. We seek to rent out a greater percentage of our fleet at times when bitcoin prices are lower to generate cash flow.

We believe research and development capacities are key to our continued long-term growth and will afford us with the ability to mine bitcoins with greater hash rate and power efficiency and the opportunity to further expand our service or product offerings and diversify our revenue streams. Through the Joint Venture (as defined below), we have participated in the design and development of equipment dedicated for mining machines and infrastructure, including high voltage power supply, liquid-cooling systems, and hash boards. In the near future, we plan to continue investing in research and development and the Joint Venture and accumulate knowledge in the cryptocurrency industry.

Prior Business Operations

On October 20, 2022, pursuant to the terms of the VIE contractual arrangements, Zhuhai Meizhilian Education Technology Co., Ltd. (“Zhuhai Meten”) and Zhuhai Likeshuo Education Technology Co., Ltd. (“Zhuhai Likeshuo”) unilaterally terminated their respective contractual arrangements with 30-day advanced notices to their respective former VIEs, namely Shenzhen Meten International Education Co., Ltd. and Shenzhen Likeshuo Education Co., Ltd. (the “former VIEs”). The termination of the VIE contractual arrangements were effective on November 19, 2022. As the VIE structure has been unwound, the financial results of the VIEs and their subsidiaries are no longer consolidated into the Company’s financial statements after the effective date. As of the date of this report, we only operate cryptocurrency mining business in the U.S., and we no longer provide English language training (“ELT”) services, which services were provided by the former VIEs. The following are descriptions of the former VIEs’ business, and the operating results of which were consolidated into the Company’s financial statements for the first half of 2022.

Through the former VIEs, we were an ELT service provider in China. China’s ELT market is segmented into general ELT, test-oriented ELT and after-school language training sectors. The former VIEs offered a comprehensive ELT service portfolio comprising of general adult ELT, junior ELT, overseas training services, online ELT and other English language-related services to students from a wide range of age groups. The former VIEs conducted their business through offline-online business model designed to maximize compatibility within their business segments in order to scale up at relatively low costs.

As of November 22, 2022, the former VIEs had a nationwide offline learning center network of 17 self-operated learning centers covering seven cities in two provinces, autonomous regions and municipalities in China, and one franchised learning center in China. Leveraging their experience gained from operating offline learning centers, the former VIEs launched the online English learning platform “Likeshuo” in 2014 to further expand their service reach to a larger student base. As of November 22, 2022, the former VIEs had approximately 2.09 million registered users on the “Likeshuo” platform and cumulatively over 485,000 paying users who purchased their online ELT courses or trial lessons. As of the same date, the cumulative number of student enrollments for the former VIEs’ online ELT courses since 2014 was approximately 230,000 and the former VIEs had delivered over 6.0 million accumulated course hours to the students online. The former VIEs took advantage of their business model of combining offline learning center network and online platform to deepen their market penetration and further develop their business.

The former VIEs’ qualified personnel, centralized management system driven by artificial intelligence, and technical expertise enabled the former VIEs to create a learning environment that caters to the specific learning demands of the students. The former VIEs had a high-caliber teaching staff and an experienced content development team, who were supported by the former VIEs’ centralized teaching and management systems to optimize the students’ learning experiences. As of November 22, 2022, the former VIEs had a team of 524 full-time teachers, study advisors and teaching service staff, of which 245 were study advisors and teaching service staff for our offline and online businesses. As of the same date, the former VIEs also had 40 full-time and part-time foreign teachers from English-speaking countries for the offline ELT services. The former VIEs had a dedicated content development team focusing on developing practical and innovative education materials independently and in collaboration with strategic partners. The former VIEs had built highly centralized and scalable management systems to manage teaching, marketing, finance and human resources activities across offline and online businesses. In addition to management systems, the former VIEs had made significant investments in developing platforms and systems to support teaching activities. For example, the former VIEs utilized the intelligent tracking and learning coaching function of artificial intelligence-driven teaching management systems to record and analyze the students’ real-time learning process and personalize the course content to address the students’ learning needs.

Results of Operations

The following table sets forth a summary of our consolidated results of operations, both in absolute amounts and as a percentage of total net revenue, for the period indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report on Form 10-K. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Years ended December 31,
	2022		2023
	US$	%	US$	%
Summary Consolidated Statements of Operations:
Revenues	57,914	100.0	9,073	100.0
Cost of revenues	(37,862)	(65.4)	(10,208)	(112.5)
Gross profit/(loss)	20,052	34.6	(1,135)	(12.5)
Operating expenses:
Selling and marketing expenses	(11,431)	(19.7)	(225)	(2.5)
General and administrative expenses	(14,223)	(24.6)	(1,121)	(12.4)
Research and development expenses	(988)	(1.7)
Loss from operations	(6,590)	(11.4)	(2,481)	(27.3)
Interest income	19	-	1
Interest expenses	(23)	-	(63)	(0.7)
Foreign exchange loss, net	202	0.3	-	-
Gains/(losses) on disposal and closure of subsidiaries and branches	(2,639)	(4.6)	-	-
Government grants	404	0.7	-	-
Realized gain on exchange of digital assets	(273)	(0.5)	34	0.4
Equity in income on equity method investments	512	0.9	12	0.1
Gain on disposal of discontinued operations	10,835	18.7	-	-
Others, net	3,306	5.7	(327)	(3.6)
Income/(Loss) before income tax	5,753	9.9	(2,824)	(31.1)
Income tax expense	(116)	(0.2)	-	-
Net Income/(loss)	5,637	9.7	(2,824)	(31.1)

For the years Ended of December 31, 2023 Compared to the years Ended of December 31, 2022

Revenues

	Years ended December 31,
	2022		2023
	US$	%	US$	%
General adult ELT	7,761	13.4	-	-
Overseas training services	11,017	19.0	-	-
Online ELT			-	-
For adults	14,983	25.9	-	-
For juniors	2,219	3.8	-	-
For international test preparation	1,302	2.2	-	-
Japanese, Korean and Spanish	719	1.2	-	-
Subtotal	19,223	33.2	-	-
Junior ELT	7,708	13.3	-	-
Other English language-related services	374	0.6	-	-
Cryptocurrency-related business
Bitcoin mining	2,392	4.1	2,882	31.8
Mining machines resale	8,817	15.2	5,485	60.5
Other mining-related business	622	1.1	706	7.7
Subtotal	11,831	20.4	9,073	100.0
Total	57,914	100.0	9,073	100.0

Our total revenue decreased by 84.3% from US$57.9 million in the years ended December 31, 2022 to US$9.1 million in the years ended December 31, 2023, as the VIE structure was unwound in November 2022, and the financial results of the VIEs and their subsidiaries’ educational training business are no longer consolidated into the Company’s financial statements for the years ended December 31, 2023. As for the ongoing cryptocurrency business, our revenue decreased by 23.3% from US$11.8 million in the years ended December 31, 2022 to US$9.1 million in the years ended December 31, 2023.

Cost of Revenues

Our total cost of revenues decreased by 73% from US$37.9 million in the years ended December 31, 2022 to US$1.2 million in the years ended December 31, 2023, as the VIE structure was unwound in November 2022, and the cost of the VIEs and their subsidiaries’ educational training business were no longer consolidated into the Company’s financial statements for the years ended December 31, 2023.

Gross Profit and Gross Profit Margin

As a result of the foregoing, our gross profit decreased by 105.7, from US$20.1 million in the years ended December 31, 2022 to negative US$1.1 million in the years ended December 31, 2023. Our gross profit margin decreased from 34.6% in the years ended December 31, 2022 to negative 12.5% in the years ended December 31, 2023.

Selling and Marketing Expenses

Our selling and marketing expenses decreased from US$11.4 million in the years ended December 31, 2022 to US$225 thousand in the years ended December 31, 2023, as the VIE structure was unwound in November 2022, the selling and marketing expenses of the former VIEs and their subsidiaries’ educational training business were no longer consolidated into the Company’s financial statements for the years ended December 31, 2023.

General and Administrative Expenses

Our general and administrative expenses decreased by 92.1% from US$14.2 million in the years ended December 31, 2022 to US$1.1 million in the years ended December 31, 2023, as the VIE structure was unwound in November 2022, and the general and administrative expenses of the VIEs and their subsidiaries’ educational training business were no longer consolidated into the Company’s financial statements for the years ended December 31, 2023.

Interest Income

Our interest income decreased from US$19 thousand in the years ended December 31, 2022 to US$1 thousand in the years ended December 31, 2023, mainly affected by a decrease in bank deposits.

Interest Expenses

Our interest expenses increased from US$23 thousand in the years ended December 31, 2022 to US$63 thousand in the years ended December 31,2023. This was mainly due to a new one-year US$1 million loan obtained in October 2022.

Foreign Exchange Gain/(Loss), net

We had a net total of US$202 thousand foreign exchange gain in the years ended December 31, 2022, as compared to a net total of nil foreign exchange in the years ended December 31, 2023. as the VIE structure was unwound in November 2022, foreign exchange gain of the VIEs were no longer consolidated into the Company’s financial statements for the years ended December 31, 2023.

Equity in Income on Equity Method Investments

Our gain on equity method investments was US$512 thousand and US$12 thousand for the years ended December 31, 2022 and 2023, respectively.

Loss Before Income Tax

As a result of the foregoing, we had an income before income tax of US$5.8 million in the years ended December 31, 2022, as compared to a net loss of US$2.8 million in the years ended December 31, 2023.

Net Loss

As a result of the foregoing, we had a net income of US$5.6 million in the years ended December 31, 2022, as compared to a net loss of US$2.8 million in the years ended December 31, 2023.

Non-GAAP Financial Measures

To supplement our consolidated financial statements which are presented in accordance with U.S. GAAP, we also use adjusted net income and adjusted EBITDA as additional non-GAAP financial measures. We present these non-GAAP financial measures because they are used by our management to evaluate its operating performance. We also believe that such non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our consolidated results of operations in the same manner as our management and in comparing financial results across accounting periods and to those of its peer companies.

Adjusted net income and adjusted EBITDA should not be considered in isolation or construed as alternatives to net income/(loss) or any other measure of performance or as indicators of our operating performance. Investors are encouraged to compare the historical non-GAAP financial measures with the most directly comparable GAAP measures. Adjusted net income and adjusted EBITDA presented here may not be comparable to similarly titled measures presented by other companies. Other companies may calculate similarly titled measures differently, limiting their usefulness as comparative measures to our data. We encourage investors and others to review our financial information in its entirety and not rely on a single financial measure.

Adjusted net income represents net income/(loss) before share-based compensation and offering expenses. The table below sets forth a reconciliation of our adjusted net income for the periods indicated:

	Years ended December 31,
	2022	2023
	US$	US$
	(in thousands, except for percentages)
Net Income/(loss)	5,637	(2,824)
Add:
Share-based compensation expenses	849	138
Adjusted net loss	6,486	(2,686)

In addition, adjusted EBITDA represents the net income/(loss) before interest expenses, income tax expenses, depreciation and amortization, and excluding share-based compensation expenses and offering expenses. The table below sets forth a reconciliation of our adjusted EBITDA for the periods indicated:

	Years ended December 31,
	2022	2023
	US$	US$
	(in thousands, except for percentages)
Net Income/(loss)	5,637	(2,824)
Subtract:
Net interest loss	(4)	(62)
Add:
Income tax expense	116	-
Depreciation and amortization	4,176	3,151
EBITDA	9,933	389
Add:
Share-based compensation expenses	849	138
Adjusted EBITDA	10,782	527

Taxation

Cayman Islands

We are incorporated in the Cayman Islands. Under the current law of the Cayman Islands, we are not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

British Virgin Islands

Under the current laws of the British Virgin Islands, companies formed in the British Virgin Islands are not subject to tax on income or capital gains.

Delaware

The Delaware corporate tax rate is 8.7%. This tax rate applies to limited liability companies that elect to be treated as corporations and report net taxable income. Our subsidiary, Meten Block Chain LLC was formed in Delaware and elects to be treated as corporation.

Hong Kong

Our two wholly-owned subsidiaries in Hong Kong, Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited, are subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. No Hong Kong profit tax has been levied in our consolidated financial statements as Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited had no assessable income for the years ended December 31, 2022 and 2023.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make judgment, estimates and assumptions that affect our reporting of, among other things, assets and liabilities, contingent assets and liabilities and revenue and expenses. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of relevant current business and other conditions, our expectations regarding the future based on available information and various assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements. You should read the following description of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures included herein.

Share-based compensation

Share-based compensation costs are measured at the grant date. The compensation expense in connection with the shares awarded to employees is recognized using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate. In determining the fair value of the shares awarded to employees, the discounted cash flow pricing model has been applied.

Liquidity and Capital Resources

Our principal sources of liquidity have been from cash generated from operating activities. As of December 31, 2022 and 2023, we had US$48,000 and US$43,000, respectively, in cash and cash equivalents. Cash and cash equivalents consist of cash on hand placed with banks or other financial institutions and highly liquid investment which are unrestricted as to withdrawal and use and have original maturities of three months or less when purchased.

We intend to finance future working capital requirements and capital expenditures from cash generated from operating activities, and funds raised from financing activities, including the net proceeds we received from the transactions. We believe that our current available cash and cash equivalents will be sufficient to meet our working capital requirements and capital expenditures in the ordinary course of business for the next twelve months.

However, we may require additional cash resources due to the changing business conditions or other future developments, including any investment or acquisition we may decide to selectively pursue. If our existing cash resources are insufficient to meet our requirements, we may seek to sell equity or equity-linked securities, sell debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities would result in additional dilution to our shareholders. The incurrence of indebtedness and issuance of debt securities would result in debt service obligations and could result in operating and financial covenants that restrict our ability to pay dividends to our shareholders.

The following table sets forth a summary of our cash flows for the periods presented:

	Years ended December 31,
	2022	2023
	US$	US$
	(in thousands, except for percentages)
Summary Consolidated Cash flow Data:
Net cash generated from/ (used in) operating activities	(31,046)	3,808
Net cash used in investing activities	(2,356)	(4,620)
Net cash generated from financing activities	7,752	807
Net decrease in cash and cash equivalents	(25,650)	(5)
Cash and cash equivalents at the beginning of period	25,698	48
Cash and cash equivalents at the end of period	48	43

Operating Activities

Net cash flow used in operating activities amounted to US$31 million for the year ended December 31, 2022. The difference between our net loss of US$5.6 million and the net cash used in operating activities was primarily due to (i) depreciation and amortization of US$4.2 million; (ii) amortization of operating lease right-of-use assets of US$1.3 million; (iii) realized gain on exchange of digital assets of US$0.3 million; (iv) share-based compensation expenses of US$0.9 million; and (v) loss on disposal and closure of subsidiaries and branches of US$2.6 million, partially offset by (i) a decrease in operating lease liabilities of US$1.3 million; (ii) an decrease in financial liabilities from contracts with customers of US$10.2 million; and (iii) a decrease in deferred revenue of US$12.6 million; (iv) net gain on disposal of property and equipment of US$3.9 million; and (v) gains on disposal of subsidiaries and the former VIEs of US$10.8 million. Operating lease liabilities decreased mainly due to the closure of some learning centers of the former VIEs and the withdrawal of lease. The decrease in deferred revenue and financial liabilities from contracts with customers for the year ended December 31, 2022 was mainly as a result of the decrease of gross billings due to the resurgence of COVID-19 and a reduction in the number of offline learning centers of the former VIEs.

Net cash used in operating activities amounted to US$3.8 million for the years ended December 31, 2023. The difference between our net loss of US$1 million and the net cash used in operating activities was primarily due to (i) depreciation of US$3.1 million; (ii) increase in accounts receivable of US$3.4 million; and (iii) decrease in prepayments and other current assets of US$3.0 million; partially offset by (iv) decrease in accounts payable of US$3.3 million.

Investing Activities

Net cash used in investing activities amounted to US$2.4 million for the year ended December 31, 2022, which was primarily attributable to (i) the purchases of property and equipment of US$8.9 million; (ii) disposal of subsidiaries and VIEs of US$2.5 million; and (iii) payment for investment in associate of US$1.8 million, partially offset by proceeds from disposal of property and equipment of US$ 10.6 million.

Net cash used in investing activities amounted to US$4.6 million for the years ended December 31, 2023. This was primarily attributable to the repayment of advances from related parties of US$2.6 million, purchases of property and equipment of US$2.5 million.

Financing Activities

Net cash flow generated from financing activities amounted to US$7.8 million for the year ended December 31, 2022, which was primarily attributable to (i) proceeds from issuance of ordinary shares for private placement of US$6.5 million; and (ii) the proceeds from bank loans of US$1.0 million; and (iii) the proceeds of advances from related parties of US$4.1 million, partially offset by (i) the repayment of advances from related parties of US$2.8 million; and (ii) the repayment of bank loans of US$1.0 million.

Net cash flow generated from financing activities amounted to US$0.8 million for the years ended December 31, 2023. This was primarily attributable to proceeds from short term loans of US$0.8 million.

Capital Expenditures

Our capital expenditures amounted to US$8.9 million and US$2.5 million in for the years ended December 31, 2022 and 2023, respectively. We will continue to make capital expenditures to meet the expected growth of our business and expect that cash generated from our operating activities and financing activities will meet our capital expenditure needs in the foreseeable future.

Trend Information

Other than as disclosed elsewhere in this report, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

JOBS Act

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

For as long as we remain an “emerging growth company” under the recently enacted JOBS Act, we will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal controls over financial reporting;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” including the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be materially and adversely affected.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages [    ] through [    ] comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our management has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all potential misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, our management, including our chief executive officer and chief financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2023 using the criteria set forth in the report “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the management concluded that our internal control over financial reporting was ineffective as of December 31, 2023.

The material weaknesses identified relate to (i) our lack of a sufficient number of finance and accounting personnel or sufficiently trained finance and accounting personnel, as well as comprehensive accounting policies in accordance with U.S. GAAP financial reporting; and (ii) our internal control policy does not have a proper approval mechanism, and our lack of internal controls on performing periodic reviews of user accounts and their level of authorization in the financial systems. We plan to implement a number of measures to remedy these material weaknesses. To remedy the identified material weakness and the other control deficiencies, we have implemented and will continue to implement initiatives to improve our internal control over financial reporting to address the material weaknesses that have been identified, including: (i) obtain additional resources, including experienced staff with U.S. GAAP and SEC reporting knowledge, to strengthen the financial reporting function and to set up financial and system control framework; (ii) conducting regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, including sending our financial staff to attend external U.S. GAAP training courses; and (iii) optimizing our financial systems by establishing a proper approval mechanism and performing periodic reviews of users accounts and their level of authorization.

ITEM 9B. Other Information

Not Applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

[Not Applicable.]

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Report, their positions held and the year they commenced service with the Company.

Name	Age	Position
Siguang Peng	46	Chief Executive Officer and Director
Xu Peng	44	Director and Chairman of the Board of Directors
Yupeng Guo	46	Acting Chief Financial Officer
Ye Ren(1)(2)(3)	35	Independent Director
Zhiyi Xie(1)(2)(3)	45	Independent Director
Yuejun Jiang(1)(2)(3)	44	Independent Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Compensation Committee

Siguang Peng is our founder and has served as our director and chief executive officer since inception. Prior to starting the former VIEs’ business in 2006, Mr. Peng served as director of teaching department and principal of Quanzhou School of King’s International from 2004 to 2006. Mr. Peng received his EMBA degree from China Europe International Business School in 2011 and his bachelor’s degree in international economics and trading from Changchun University of Science and Technology in 2000.

Xu Peng has served as the chairman of the Company’s board of directors since December 2023. Mr. Xu Peng served as the president of Hailuoda International Consulting Services Co., Ltd. in People’s Republic of China (the “PRC”), a company engaged in overseas trade and investment promotion in Hainan, the PRC, from July 2019 to November 2023, where he was overseeing and managing the overall operations of the company. From August 2012 to June 2019, Mr. Peng served as the president at Ziyou Emotional Intelligence Education Consulting Co., Ltd., an education services provider targeted at children and youth, where he was overseeing and managing the overall operations of the company. Mr. Peng obtained a bachelor’s degree in computer science from College of Applied Arts and Science of Beijing Union University in the PRC in 2003.

Yupeng Guo is our founder and has served as our director and vice president since inception. Prior to starting the former VIEs’ business in 2006, Mr. Guo served as director of marketing department of Quanzhou School of King’s International from 2005 to 2006. Mr. Guo received his EMBA degree from China Europe International Business School in 2012, his master’s degree in business administration from Shanghai Jiao Tong University in 2007 and his bachelor’s degree in trading and economics from Changchun University of Science and Technology in 2000.

Ye Ren has served as our independent director since June 2022. From August 2019 to March 2022, Ms. Ren served as chief financial officer of CN Energy Group Ltd. (Nasdaq: CNEY) where she was responsible for supervising finance team, reviewing and approving financial and accounting transactions, and financial regulation compliance. From April 2017 to July 2018, Ms. Ren served as the Deputy Finance Manager of Zhejiang Yongning Pharmaceutical Co., Ltd., where she was responsible for department budget and internal control. From December 2014 to March 2017, Ms. Ren served as an assistant of the chief financial officer of Tantech Holdings Ltd. From October 2013 to November 2015, Ms. Ren served as a senior auditor of Pan-China Certificated Public Accountants LLP. Ms. Ren obtained her bachelor’s degree in Business Administration from George Fox University in 2010 and her master’s degree in Accountancy from the University of South Carolina in 2013.

Zhiyi Xie has served as our independent director since August 2021. Mr. Zhiyi Xie has been the general manager of Shenzhen Shenghongtao Technology Co., Ltd. since April 2017. Prior to that, Mr. Xie served as the general manager of Shenzhen Haiyue Huifu Investment Management Co., Ltd. from 2016 to 2017. He served as the deputy general manager of Shenzhen Yipu Rui Venture Capital Co., Ltd. from 2010 to 2015. Mr. Xie served as the investment director of Shenzhen Dingchuan Investment Co., Ltd. from 2008 to 2010. Mr. Xie obtained his bachelor’s degree in law from Xiangtan University in 2000. He received his Lawyer’s Qualification Certificate and Fund Qualification Certificate in 2000 and 2017, respectively.

Yuejun Jiang has served as our independent director since May 2023. Mr. Yuejun Jiang founded Enotek Technology (Group) Co., Ltd. in the People’s Republic of China (“China” or the “PRC”) in 2008, a company providing full-service industrial logistics solutions to customers, and has since served as the company’s chairman of the board of directors. Mr. Jiang oversees the company’s overall operations and makes major corporate decisions. Mr. Jiang obtained a bachelor’s degree in law from China Central Radio and TV University (currently known as Open University of China) in 2014 and obtained an Executive MBA degree from Cheung Kong Graduate School of Business in the PRC in 2017. Mr. Jiang is pursuing his Doctor of Business Administration degree at Singapore Management University and expects to obtain his doctorate degree in 2025.

Executive Employment Agreements

We have entered into employment agreements with each of our executive officers for a specified time period providing that the agreements are terminable for cause at any time. The terms of these agreements are substantially similar to each other. A senior executive officer may terminate his or her employment at any time by 30-day prior written notice. We may terminate the executive officer’s employment for cause, at any time, without advance notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or any crime involving moral turpitude, negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties.

Each executive officer has agreed to hold in strict confidence and not to use, except for our benefit, any proprietary information, technical data, trade secrets and know-how of our company or the confidential or proprietary information of any third party, including our subsidiaries and clients, received by us. Each of these executive officers has also agreed to be bound by noncompetition and non-solicitation restrictions during the term of his or her employment and typically for two years following the last date of employment.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which consists of 5 members. Our directors hold office until the earlier of their death, resignation, removal, or disqualification, or until their successors have been elected and qualified. Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and chairman of our board of directors should be separate. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling, and direction to our management. Our board of directors meets on a regular basis.

Board Diversity

We currently have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Ms. Ye Ren, Mr. Zhiyi Xie and Mr.Yuejun Jiang is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our board of directors also determined that Ms. Ye Ren, Mr. Zhiyi Xie and Mr.Yuejun Jiang, who are members of our audit committee, our compensation committee, and our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has established three standing committees - audit, compensation and nominating and corporate governance - each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at https://btct.investorroom.com/index.php?s=114. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

Audit Committee

Our audit committee consists of Ms. Ye Ren, who is the chair of the audit committee, Mr. Zhiyi Xie and Mr.Yuejun Jiang. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

Our board of directors has determined that Ms. Ye Ren qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board has considered extensive financial experience and business background.

Compensation Committee

Our compensation committee consists of Mr. Zhiyi Xie, who is the chair of the compensation committee, Ms. Ye Ren and Mr.Yuejun Jiang. Our board of directors has determined that each of the members of our compensation committee is an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

●	reviewing and approving the compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our executive officers;

●	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

●	reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC; and

●	preparing the report that the SEC requires in our annual proxy statement.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Zhiyi Xie, who is the chair of the compensation committee, and Ms. Ye Ren and Mr.Yuejun Jiang. Our board of directors has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;

●	evaluating, nominating and recommending individuals for membership on our board of directors; and

●	evaluating nominations by stockholders of candidates for election to our board of directors.

The compensation committee will take into account may factors in determining recommendations for persons to serve on the board of directors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	experience as a board member or executive officer of another publicly-held company;

●	strong finance experience;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	diversity of background and perspective including, without limitation, with respect to age, gender, race, place of residence and specialized experience;

●	experience relevant to our business industry and with relevant social policy concerns; and

●	relevant academic expertise or other proficiency in an area of our business operations.

Role of Board in Risk Oversight Process

Periodically, our board of directors assesses these roles and the board of directors leadership structure to ensure the interests of the Company and our stockholders are best served. Our board of directors has determined that its current leadership structure is appropriate.

While management is responsible for assessing and managing risks to the Company, our board of directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks, and standing committees of our board of directors. Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our employees, officers and directors. A current copy of the code is posted on the Corporate Governance section of our website, which is located at https://btct.investorroom.com/. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our ordinary shares with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Yuejun Jiang

●	Xu Peng

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers for the years ended December 31, 2023 and 2022. Individuals we refer to as our “named executive officers” include our Chief Executive Officer Mr. Siguang Peng and Acting Chief Financial Officer Yupeng Guo.

Summary Compensation Table

The following table presents the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year (FY)	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siguang Peng	2023	10,200	-	-	-	-	-	10,200
Siguang Peng	2022	-	-	-	-	-	-	-
Yupeng Guo	2023	31,626	-	-	-	-	-	31,626
Yupeng Guo	2022	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

The following table summarizes for our employees, directors and service providers the outstanding options granted under the 2020 Plan as of December 31, 2023.

Name	Our Ordinary Shares	Options Awarded	Exercise Price	Date of Grant	Date of Expiration
All non-executive employees as a group	730,805	730,805		6/27/2023

Total	730,805	730,805

Share Incentive Plans

2013 Plan

Shenzhen Meten adopted the 2013 Plan in January 2013. The purpose of the 2013 Plan is to enhance Shenzhen Meten’s ability to attract and retain highly qualified mid- to high-level management, consultants and other qualified persons, and to motivate such persons to serve us and to expend maximum effort to improve our business results and earnings, by providing such persons an opportunity to share equity interest in our future success.

2018 Plan

Meten adopted a new share incentive plan, or the 2018 Plan, to replace the 2013 Plan in December 2018. Meten rolled over the awards granted under the 2013 Plan with the same amount and terms in December 2018 to the Meten level, and as a result a total of 20,085,242 options were granted to the plan participants according to the awards under our 2013 Plan and the 2018 Plan as described below. Upon the adoption of the 2018 Plan, no additional awards were made under our 2013 Plan.

2020 Plan

In connection with the Mergers, we adopted a new incentive plan to replace the 2018 Plan. We rolled over awards granted under the 2013 Plan and 2018 Plan with the same amount and terms. As a result, options to purchase 730,805 of our ordinary shares were issued and outstanding on December 31, 2023. Additionally, the Company reserved for issuance pursuant to the plan one percent (1%) of the total issued and outstanding ordinary shares on the closing date (being 531,005 ordinary shares), and will reserve an additional 3.5% of then-outstanding shares each year for a period of four years following the first anniversary of the closing date of the Mergers.

The following paragraphs summarize the terms of the 2020 Plan:

Eligibility. Our qualified officers, directors, employees, consultants and other qualified persons are eligible to participate in the 2020 Plan.

Types of Awards. The 2020 Plan permits the awards of options, share appreciation rights, share awards, restricted share units, dividend equivalents or other share-based awards.

Plan Administration. Our board of directors, or a committee designated by our board of directors, will administer the plan, unless otherwise determined by the board of directors.

Evidence of award. Awards can be evidenced by an agreement, certificate, resolution or other types of writing or an electronic medium approved by the board of directors or the compensation committee as the plan administrator that sets forth the terms and conditions of the awards granted.

Conditions of Award. The administrator shall determine the participants, types of awards, numbers of shares to be covered by awards, terms and conditions of each award, and provisions with respect to the vesting schedule, settlement, exercise, cancellation, forfeiture or suspension of awards.

Term of Award. The term of each award shall be fixed by the administrator and is stated in the award agreement between recipient of an award and us, provided that the term shall generally be no more than five years from the date of grant thereof.

Vesting Schedule. In general, the plan administration committee determines the vesting schedule, which is specified in the relevant award agreement.

Transfer Restrictions. Unless otherwise determined by the administrator or for certain limited permitted transfers, no award and no right under any such award shall be assignable, alienable, saleable or transferable by the employee holder otherwise than by will or by the laws of descent and distribution.

Amendment, Suspension or Termination. The board of directors may amend, alter, suspend, discontinue or terminate the 2020 Plan, or any award agreement hereunder or any portion hereof or thereof at any time, provided, however, that no such amendment, alteration, suspension, discontinuation or termination shall be made without the consent of the affected recipient of an award with respect to any award agreement, the consent of the affected recipient of an award, if such action would materially and adversely affect the rights of such recipient under any outstanding award.

Employment Agreements with Our Named Executive Officers and Potential Payments Upon Termination or Change in Control

Not applicable.

Director Compensations

For the fiscal year ended December 31, 2023, we and our subsidiaries paid aggregate cash compensation of approximately US14,468 to our directors and executive officers as a group. We do not pay or set aside any amounts for pensions, retirement or other benefits for officers and directors.

The following table shows the compensation paid to our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jianlin Yu	$14,468	-	-	-	-	-	$14,468

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our ordinary shares as of the date of this Report, with respect to: (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our ordinary shares; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

Applicable percentage ownership is based on an aggregate of 2,610,785 shares of ordinary shares outstanding as of the date of this Report. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our ordinary shares that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Amount of beneficial ownership	Percentage of outstanding ordinary shares
Directors and Executive Officers (1)
Xu Peng	-	-
Siguang Peng (1)	10,936	0.42%
Yupeng Guo (2)	5,599	0.21%
Zhiyi Xie	-	-
Ye Ren	-	-
Yuejun Jiang	-	-
All directors and executive officers as a group	16,535	0.63%

5% or Greater Shareholders
Tianying Zheng	203,495	7.79%
Future Satoshi Ltd.	140,000	5.36%
Changan Fan	138,286	5.30%
Leguang Xie	138,286	5.30%

(1)	Represents 10,936 ordinary shares directly held by AP Education Investment Limited, a business company limited by shares incorporated in British Virgin Islands and wholly owned by AP Education Consulting Limited, a British Virgin Islands company wholly owned and controlled by Siguang Peng. The registered office of AP Education Investment is Commerce House, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110.

(2)	Represents 1 ordinary share held by Mr. Yupeng Guo and 5,598 ordinary shares directly held by RG Education Investment Limited, a business company limited by shares incorporated in British Virgin Islands and wholly owned by RG Education Consulting Limited, a British Virgin Islands company wholly owned and controlled by Yupeng Guo. The registered office of RG Education Investment is Commerce House, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110.

None of our existing shareholders have different voting rights from other shareholders. To our knowledge, we are not owned or controlled, directly or indirectly, by another corporation, by any foreign government or by any other natural or legal persons, severally or jointly. We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

To our best knowledge, as of March 31, 2024, we had 2,610,785 ordinary shares issued and outstanding, among which approximately 66.84% of those ordinary shares are held in the U.S., including CEDE & CO and ten registered holders of record. The number of beneficial owners of our ordinary shares in the U.S. is likely much larger than the ten record holders of our ordinary shares in the U.S.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with related parties

Name of party	Relationship
Mr. Jishuang Zhao	Former Chairman of our Board of Directors
Mr. Yupeng Guo	Acting Chief Financial Officer
Mr. Siguang Peng	Chief Executive Officer and Director
Met Chain Co., Limited	An associate of the Company

Transactions with related parties

In the year ended December 31, 2023, we repaid amount due to Mr. Jishuang Zhao of US$2.5 million.

In the year ended December 31, 2022, we received advances from Mr. Yupeng Guo in the amount of approximately RMB2 million (US$0.3 million), from Mr. Jishuang Zhao in the amount of approximately RMB10.14 million (US$1.5 million), and from Met Chain Co., Limited in the amount of approximately RMB14.08 million (US$2.0 million).

Amount due to related parties

As of December 31, 2023, our outstanding balance due to Mr. Yupeng Guo was US$0.3 million, our outstanding balance due to Mr. Jishuang Zhao was US$2.0 million, and our outstanding balance due to Met Chain Co., Limited was US$2.0 million.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Audit Alliance LLP, our independent registered public accounting firm, for the periods indicated. We did not pay any other fees to our independent registered public accounting firm during the periods indicated below.

Audit Alliance LLP

	For the Year Ended December 31,
(in thousands of US$)	2022	2023
Audit fees(1)	300	240
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total	300	240

(1)	“Audit fees” means the aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and the review of our comparative interim financial information.

(2)	“Audit related fees” means the aggregate fees billed for related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit fees.

(3)	“Tax fees” represents the aggregated fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is responsible for the oversight of our independent accountants’ work. The policy of our audit committee is to pre-approve all audit and non-audit services provided by Audit Alliance, including audit services, audit-related services, tax services and other services as described above, other than those for de minimis services which are approved by the audit committee prior to the completion of the audit.

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

BTC Digital Ltd.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

BTC Digital Ltd.

(formerly known as Meten Holding Group Ltd)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BTC Digital Ltd. (the “Company”) and its subsidiaries (the “Group”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘‘PCAOB’’) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2021.

Singapore

April 15, 2024

BTC DIGITAL LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,
	Note	2022	2023
		US$’000	US$’000

ASSETS
Current assets
Cash and cash equivalents		48	43
Accounts receivable	5	8,902	5,485
Prepayments and other current assets	5	5,015	2,980
Digital assets	6	91	436

Total current assets		14,056	8,944

Non-current assets
Equity method investments	7	2,885	2,897
Property and equipment, net	8	13,403	12,702
Total non-current assets		16,288	15,599

Total assets		30,344	24,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		3,455	128
Short term loans	10	870	125
Deferred revenue		-	792
Amounts due to related parties	14(b)	6,739	4,056
Total current liabilities		11,064	5,101

Total liabilities		11,064	5,101

BTC DIGITAL LTD.

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,
	Note	2022	2023
		US$’000	US$’000

Shareholders’ equity
Ordinary shares (US$0.06 par value; 25,000,000 shares authorized; 1,044,009 and 2,097,535 shares issued outstanding as of December 31, 2022 and 2023) *	13	63	121
Additional paid-in capital		202,992	205,920
Accumulated deficit		(183,775)	(186,599)

Total equity attributable to shareholders of the Company		19,280	19,442

Total shareholders’ equity		19,280	19,442

Total liabilities and shareholders’ equity		30,344	24,543

*	Retrospectively restated to reflect the twenty for one share consolidation, see Note 13

BTC DIGITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands of US$, except share data and per share data, or otherwise noted)

		Years ended December 31,
	Note	2022	2023
		US$’000	US$’000

Revenues		11,831	9,073
Cost of revenues		(10,063)	(10,208)
Gross profit/(loss)		1,768	(1,135)
Operating expenses:
Selling and marketing expenses		-	(225)
General and administrative expenses		(721)	(1,121)
Gain/(Loss) from operations		1,047	(2,481)
Other income (expenses):
Realized gain/(loss) on exchange of digital assets		(273)	34
Interest income		-	1
Interest expenses		(20)	(63)
Foreign currency exchange gain, net		173	-
Equity in income on equity method investments	7	12	12
Others income/(expenses), net		28	(327)
Gain/(Loss) before income tax from continuing operations		967	(2,824)
Income tax expense	9	-	-
Net gain/(loss) from continuing operations		967	(2,824)
Loss from discontinued operations, net of income taxes		(6,165)	-
Gain on disposal of discontinued operations, net of income taxes		10,835	-
Net income from discontinued operations, net of income taxes		4,670	-
Net income/(loss)		5,637	(2,824)
Net loss from discontinued operations attributable to non-controlling interest		(2,049)	-
Less: Net loss attributable to the non-controlling interest		(2,049)	-
Net income(loss) attributable to shareholders of the Company		7,686	(2,824)
Net income/(loss)		5,637	(2,824)

Comprehensive income/ (loss)		5,637	(2,824)
Net earnings/(loss) per share-Basic	11
-From continuing operation		8.26	(1.89)
-From discontinued operation		6.84	-
Net earnings/(loss) per share- Diluted
-From continuing operation		8.26	(1.89)
-From discontinued operation		6.84	-
Weighted average shares used in calculating net loss per share
- Basic		682,779	1,494,333
- Diluted		682,779	1,494,333

BTC DIGITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of US$, except share data and per share data, or otherwise noted)

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total (deficit)/equity attributable to shareholders of the Company	Non-controlling interests	Total (deficit)/equity
	Note	Number of shares*	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balances as of December 31, 2021		568,572	32	194,683	(191,461)	3,253	2,049	5,303
Net income for the year		-	-	-	7,686	7,686	-	7,686
Disposal of VIE		-	-	-	-	-	(2,049)	(2,049)
Share-based compensation		-	-	849	-	849	-	849
Issuance of ordinary shares		475,436	31	7,460	-	7,491	-	7,491
Balances as of December 31, 2022		1,044,009	63	202,992	(183,775)	19,280	-	19,280
Net loss for the year		-	-	-	(2,824)	(2,824)	-	(2,824)
Issuance of ordinary shares		1,053,526	58	2,790	-	2,848	-	2,848
Share-based compensation		-	-	138	-	138	-	138
Balances as of December 31, 2023		2,097,535	121	205,920	(186,599)	19,442	-	19,442

*	Retrospectively restated due to twenty for one reverse stock split, see Note 13

BTC DIGITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Year Ended December 31,
	Note	2022	2023
		US$’000	US$’000

Cash flows from operating activities:
Net (loss)/income		5,637	(2,824)
Adjustments to reconcile net income/(loss) to net cash generated from operating activities:
Depreciation and amortization		4,176	3,151
Amortization of operating lease right-of-use assets		1,346	-
Realized loss/(gain) on exchange of digital assets		273	(34)
Net loss/(gain) on disposal of property and equipment		(3,866)	357
Impairment losses on cryptocurrency assets		3	-
Provision for impairment loss of account receivables and other receivables		1,652
Equity income on equity method investments		(512)	(12)
Deferred income tax expense		59	-
Loss on disposal and closure of subsidiaries and branches		2,639	-
Share-based compensation expenses	12	849	138
Gains on disposal of subsidiaries and VIEs		(10,835)	-
Changes in operating assets and liabilities, net of effect of acquisitions and disposals of subsidiaries:
Decrease in contract assets		214	-
Increase in accounts receivable		(10,325)	3,417
Decrease in other contract costs		2,723	-
(Increase)/decrease in prepayments and other current assets		(969)	3,003
Decrease in other non-current assets		1,479
Change of Digital assets		(367)	(311)
Increase/(decrease) in accounts payable		3,289	(3,327)
Increase/(decrease) in deferred revenue		(12,613)	250
Decrease in salary and welfare payable		(2,609)	-
Decrease in financial liabilities from contracts with customers		(10,169)	-
Decrease in accrued expenses and other payables		(1,849)	-
Decrease in prepaid tax		34	-
Decrease in operating lease liabilities		(1,314)	-
Increase in income taxes payable		9	-
Net cash flow generated from/(used in) operating activities		(31,046)	3,808
Cash flows from investing activities:
Purchases of property and equipment		(8,875)	(2,501)
Disposal of subsidiaries and VIEs		(2,534)	-
Payment for investment in associate		(1,799)	-
Proceeds from disposal of property and equipment		10,605	564
Advances to related parties		(194)	(2,683)
Repayment of advances to related parties		441	-
Net cash used in investing activities		(2,356)	(4,620)
Cash flows from financing activities:
Advances from related parties		4,063	-
Repayment of advances from related parties		(2,770)	-
Proceeds from Short term loans		1,041	182
Repayment of Short term loans		(1,041)	(927)
Proceeds from issuance of ordinary shares for private placement		6,459	1,552
Net cash generated from financing activities		7,752	807
Net decrease in cash and cash equivalents and restricted cash		(25,650)	(5)
Cash and cash equivalents and restricted cash at the beginning of the year		25,698	48
Cash and cash equivalents and restricted cash at the end of the year		48	43
Supplemental disclosure of cash flow information:
Interest paid		23	63
Income tax paid		104	-
Supplemental disclosure of cash and cash equivalents and restricted cash:
Cash and cash equivalents		48	43

BTC DIGITAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of RMB, except share data and per share data, or otherwise noted)

1.	Organization and Principal Activities

(a)	Principal activities

Meten EdtechX Education Group Ltd (the “Company”) was incorporated on September 27, 2019 under the law of Cayman Islands as an exempted company with limited liability. Meten EdtechX Education Group Ltd changed its name to “Meten Holding Group Ltd.” on August 11, 2021. On August 11, 2023, the Company changed its name to “BTC Digital Ltd.”. The Company is primarily engaged in the bitcoin mining business, and also generates revenue through mining machines resale and rental business operations.

As of December 31, 2023, the details of the Company’s subsidiaries were as follows:

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect economic ownership	Principal activities
Major subsidiaries:
Meten International Education Group	July 10, 2018	Cayman Islands	100%	Investment holding
Meten Education Investment Limited (“Meten BVI”)	July 18, 2018	British Virgin Islands (“BVI”)	100%	Investment holding
Likeshuo Education Investment Limited (“Likeshuo BVI”)	July 18, 2018	BVI	100%	Investment holding
Meten Education (Hong Kong) Limited (“Meten HK”)	August 22, 2018	Hong Kong	100%	Investment holding
Likeshuo Education (Hong Kong) Limited (“Likeshuo HK”)	August 22, 2018	Hong Kong	100%	Investment holding
Meta Path investing holding company	December 3, 2021	Cayman Islands	100%	Investment holding
Met Chain investing holding company Ltd	January 5, 2022	BVI	100%	Investment holding
METEN BLOCK CHAIN LLC	March 8, 2022	United States	100%	Investment holding
Meten Service USA Corp.	March 3, 2016	United States	100%	Investment holding

(b)	History of the Group and reorganization

Organization and General

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.003 per share. On September 27, 2019, the Company issued one ordinary share to its sole director Richard Fear for a purchase price of $0.0001. On the same day, the one ordinary share owned by Richard Fear was transferred to Guo Yupeng.

Reverse recapitalization

On December 12, 2019, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, EdtechX Holdings Acquisition Corp., a Delaware corporation (“EdtechX”), Meten Education Inc., a Delaware corporation and wholly owned subsidiary of the Company (“EdtechX Merger Sub”), Meten Education Group Ltd.(“Meten International”), a Cayman Islands exempted company which incorporated on July 10, 2018 and wholly owned subsidiary of the Company (“Meten Merger Sub”, and together with EdtechX Merger Sub, the “Merger Subs”). EdtechX was a blank check company incorporated in Delaware on May 15, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.

On March 30, 2020, the Company consummated its acquisition of Meten International and EdtechX, pursuant to the Merger Agreement, where the Company acquired 100% of the issued and outstanding ordinary shares of Meten International and EdtechX, i.e., 318,601,222 ordinary shares of Meten International and 1,971,505 ordinary shares of EdtechX for 1,613,054 and 65,717 ordinary shares of the Company, respectively (the “SPAC Transaction”).

Meten International was determined to be the accounting acquirer given the controller of Meten International effectively controlled the combined entity Meten EdtechX Education Group Ltd after the SPAC Transaction.

The transaction is not a business combination because EdtechX was not a business. The transaction is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Meten International for the net monetary assets of EdtechX, accompanied by a recapitalization. Meten International is determined as the predecessor and the historical financial statements of Meten International became the Company’s historical financial statements, with retrospective adjustments to give effect of the reverse recapitalization. The equity is restated using the exchange ratio of 0.1519 established in the reverse recapitalization transaction, which is 48,391,607 divided by 318,601,222, to reflect the equity structure of the Company. Loss (income) per share is retrospectively restated using the historical weighted-average number of ordinary shares outstanding multiplied by the exchange ratio. The share and per share data is retrospectively restated using the exchange ratio in the share-based compensation footnote, see Note 12.

Immediately prior to the merger transaction, Azimut Enterprises Holdings S.r.l. invested $20,000 in EdtechX to purchase 2,000,000 units of EdtechX, which were converted into same number of units of the Company upon closing of the merger transaction.

In connection with merger transaction, on February 28, 2020, March 19, 2020 and March 26, 2020, three unrelated investors agreed to invest USD6,000, USD4,000 and USD6,000 to purchase shares of the Company. The financing of the USD12,000 was completed on March 30, 2020, and the USD4,000 financing was terminated on April 14, 2020 as the investor failed to pay the purchase price by the agreed deadline.

Reorganization of Meten International

Prior to the SPAC Transaction, Meten International undertook a series of steps to restructure its business.

Meten International’s history began in April 2006 with the commencement of operations of Shenzhen Meten International Education Co., Ltd. (“Shenzhen Meten”), a limited liability company incorporated in the PRC by Mr. Jishuang Zhao, Mr. Siguang Peng and Mr. Yupeng Guo (collectively, the “Founders”). On December 18, 2017, Shenzhen Meten was converted into a joint stock limited liability company and 30,000,000 shares of RMB1 each were issued.

From March 2012 to August 2018, Mr. Yun Feng, Shenzhen Daoge Growth No.3 Investment Fund Partnership (Limited Partnership), Shenzhen Daoge Growth No.5 Investment Fund Partnership (Limited Partnership), Shenzhen Daoge Growth No.6 Investment Fund Partnership (Limited Partnership), Shenzhen Daoge Growth No.11 Investment Fund Partnership (Limited Partnership), Shenzhen Daoge Growth No.21 Investment Fund Partnership (Limited Partnership), Zhihan (Shanghai) Investment Center (Limited Partnership), Hangzhou Muhua Equity Investment Fund Partnership (Limited Partnership) (collectively known as the “Pre-listing Investors”) each acquired certain equity interests in Shenzhen Meten.

In preparation of the listing in capital markets of Shenzhen Meten’s general adult English training, overseas training services, online English training and other English language-related services businesses (the “Business”), Shenzhen Meten underwent a series of reorganization transactions (“Reorganization”) in 2018. The main purpose of the Reorganization is to establish a Cayman Islands holding company for the Business in preparation for its overseas listing.

The Reorganization was executed in the following steps:

1)	Meten International was incorporated as an exempted company with limited liability in the Cayman Islands on September 27, 2019 and as offshore holding company of the Group. In July and August 2018, the Founders and Pre-listing Investors subscribed for ordinary shares of Meten International at par value, all in the same proportions as the percentage of the then equity interest they held in Shenzhen Meten. Upon the issuance of ordinary shares to the Founders and Pre-listing Investors, the equity structure of the Meten International is identical to that of Shenzhen Meten.

2)	In July 2018, Meten International further established two wholly-owned subsidiaries in the British Virgin Islands, Meten BVI and Likeshuo BVI.

3)	In August 2018, Meten BVI and Likeshuo BVI established two wholly-owned subsidiaries in Hong Kong, Meten HK and Likeshuo HK, respectively.

4)	In September 2018, Meten HK and Likeshuo HK established two wholly-owned subsidiaries in China, named Zhuhai Meizhilian Education Technology Co., Ltd.(“Zhuhai Meizhilian”) and Zhuhai Likeshuo Education Technology Co., Ltd. (“Zhuhai Likeshuo”), respectively.

5)	In October 2018, Shenzhen Meten was split into three separate legal entities, namely Shenzhen Meten, Shenzhen Likeshuo Education Co., Ltd. (“Shenzhen Likeshuo”) and Shenzhen Yilian Education Investment Co. Ltd. (“Shenzhen Yilian Investment”).

6)	In November 2018, Zhuhai Meten and Zhuhai Likeshuo (collectively the “WFOEs”) entered into a series of contractual arrangements, including a business cooperation agreement, exclusive technical service and management consultancy agreement, exclusive call option agreement, equity pledge agreement and shareholders’ rights entrustment agreement (collectively referred to as the “Contractual Arrangements” as further described below) with Shenzhen Meten, Shenzhen Likeshuo and their shareholders, respectively. Consequently, Shenzhen Meten and Shenzhen Likeshuo became consolidated VIEs of Meten International upon the completion of the relevant reorganization steps.

7)	As part of the Reorganization, Shenzhen Meten transferred its equity interests in certain operations that are not a part of the Business to Shenzhen Yilian Investment and made a net cash distribution of approximately RMB148,270. Such net payment is recorded as distributions in connection with Reorganization in the accompanying consolidated statements of changes in shareholders’ deficit for the year ended December 31, 2018.

The Reorganization involved the restructuring of the legal structure of the Business, which was under common control and did not result in any changes in the economic substance of the ownership and the Business. The accompanying consolidated financial statements have been prepared as if the VIE structure had been in existence throughout the periods presented and prior to the VIE structure was unwound.

Upon completion of the Reorganization, Meten International’s shares and per share information including the basic and diluted income/(loss) per share have been presented retrospectively as if the number of ordinary shares outstanding immediately after the completion of the Reorganization had been outstanding from the beginning of the earliest period presented, except for the ordinary shares issued in connection with the exchange of Redeemable Owner’s Investment held by the Pre-listing investors during the Reorganization have been weighted for the portion of the period that they were outstanding.

(c)	Unwinding of the VIE Structure

The Company has previously conducted the ELT services in China through a series of contractual arrangements with Shenzhen Meten and Shenzhen Likeshuo and their respective subsidiaries, and consolidated the financial results of Shenzhen Meten and Shenzhen Likeshuo and their subsidiaries in the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

On October 22, 2022, the Company announced the decision to dispose of the VIE structures in China, and on November 22, 2022 the Company has terminated all of the VIE structures with the ELT services. From November 23, 2022, the Company no longer retained any financial interest over the ELT services related VIEs and accordingly deconsolidated the ELT services related VIEs’ financial statements from the Company’s consolidated financial statements. The disposal of ELT services related VIEs represented a strategic shift and has a major effect on the Company’s result of operations. Accordingly, assets, liabilities, and results of operations related to ELT services related VIEs have been reported as discontinued operations for all periods presented.

(d)	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP’.

The consolidated financial statements are presented in dollars (“US$”), rounded to the nearest thousands except share data and per share data, or otherwise noted.

(e)	Principles of consolidation

The consolidated financial statements of the Group include the financial statements of the Company, its subsidiaries, and the VIEs before the VIE structure was unwound, in which it had a controlling financial interest. The results of the subsidiaries and the VIEs are consolidated from the date on which the Group obtained control and continue to be consolidated until the date that such control ceases. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. All significant intercompany balances and transactions among the Company, its subsidiaries and the VIEs have been eliminated on consolidation.

2.	Summary of significant accounting policies

(a)	Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, estimate of standalone selling prices of each unit of accounting in multiple elements arrangements, estimate of breakage, the fair value of identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations, the useful lives of long-lived assets including intangible assets, the fair value of the reporting unit for the goodwill impairment test, the allowance for doubtful accounts receivable and other receivables, the realization of deferred tax assets, the fair value of share-based compensation awards, lease liabilities, right-of-use assets and the recoverability of long-lived assets. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

(b)	Functional currency

The Group use United States dollar (“US$”) as its reporting currency. The functional currency of the Company and its subsidiaries incorporated outside of the PRC is United States dollar (“US$”).

(c)	Convenience translation

Translations of balances in the consolidated balance sheets, consolidated statements of comprehensive income/(loss) and consolidated statements of cash flows from RMB into US$ as of and for the year ended December 31, 2022 are solely for the convenience of the readers and were calculated at the rate of US$1.00=RMB6.8972, representing the index rates stipulated by the Federal Reserve Bank of New York on December 31, 2022. No representation is made that the RMB amounts could have been, or could be, converted, realized or settled into US$ at that rate on December 31, 2022, or at any other rate. The US$ convenience translation is not required under U.S. GAAP and all US$ convenience translation amounts in the accompanying consolidated financial statements are unaudited.

(d)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and time deposits, which have original maturities of three months or less when purchased and which are unrestricted as to withdrawal and use. In addition, highly liquid investments which have original maturities of three months or less when purchased are classified as cash and cash equivalents.

(e)	Accounts receivable

Accounts receivable are presented net of allowance for doubtful accounts. The Group uses specific identification in providing for bad debts when facts and circumstances indicate that collection is doubtful and based on factors listed in the following paragraph. If the financial conditions of its franchisee were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

The Group maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Accounts receivable are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(f)	Digital assets

Digital asset (including bitcoin) is included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital assets at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying consolidated statements of cash flows, while digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting.

(g)	Equity method investments

Investee companies over which the Group has the ability to exercise significant influence, but does not have a controlling interest through investment in common shares or in-substance common shares, are accounted for using the equity method. Significant influence is generally considered to exist when the Group has an ownership interest in the voting stock of the investee between 20% and 50%, and other factors, such as representation on the investee’s board of directors, voting rights and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate.

Under the equity method, the Group initially records its investment at cost and subsequently recognizes the Group’s proportionate share of each equity investee’s net income or loss after the date of investment into earnings and accordingly adjusts the carrying amount of the investment. The Group reviews its equity method investments for impairment whenever an event or circumstance indicates that an other-than-temporary impairment has occurred. The Group considers available quantitative and qualitative evidence in evaluating potential impairment of its equity method investments. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

(h)	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

Gains or losses arising from the disposal of an item of property and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the item and are recognized in profit or loss on the date of disposal.

The estimated useful lives are presented below.

Miners	5 years

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

(i)	Impairment of long-lived assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recorded for the years December 31, 2022 and 2023.

(j)	Operating leases

The Group determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current and non-current lease liabilities on the Group’s consolidated balance sheets.

ROU lease assets represent the Group’s right to use an underlying asset for the lease term and lease obligations represent the Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Group’s leases do not provide an implicit rate, the Group use its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Group’s incremental borrowing rate for a lease is the rate of interest it would have to pay to borrow an amount equal to the lease payments under similar terms. The operating lease ROU assets also include initial direct costs incurred and any lease payments made to the lessor or before the commencement date, minus any lease incentives received. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

(k)	Revenue recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers” for all periods presented. Consistent with the criteria of ASC 606, the Company follows five steps for its revenue recognition: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The primary sources of the Group’s revenue is as follows:

(1)	Digital asset mining

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital assets award the mining pool operator receives, for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital assets award received is determined using the quoted price of the related digital assets at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

(l)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if any. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or tax laws is recognized in the consolidated statements of comprehensive income in the period the change in tax rates or tax laws is enacted.

The Group reduces the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is ‘‘more-likely-than-not’’ that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a ‘‘more-likely-than-not’’ realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and the Group’s experience with operating loss and tax credit carryforwards, if any, not expiring.

The Group recognizes in its financial statements the impact of a tax position if that position is ‘‘more-likely-than-not’’ to prevail based on the facts and technical merits of the position. Tax positions that meet the ‘‘more-likely-than-not’’ recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties recognized related to unrecognized tax benefits are classified as income tax expense in the consolidated statements of comprehensive income.

(m)	Share based compensation

Share-based awards granted to the employees in the form of share options are subject to service and non-market performance conditions. They are measured at the grant date fair value of the awards. The compensation expense in connection with the shares awarded to employees is recognized using the straight-line method over the requisite service period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate.

In determining the fair value of the shares awarded to employees, the discounted cash flow pricing model has been applied.

Estimation of the fair value involves significant assumptions that might not be observable in the market, and a number of complex and subjective variables, including the expected share price volatility (approximated by the volatility of comparable companies), discount rate, risk-free interest rate and subjective judgments regarding the Company’s projected financial and operating results, its unique business risks and its operating history and prospects at the time the grants are made.

(n)	Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and non-income tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

(ac)	Fair value measurements

The Group applies ASC 820, Fair Value measurements and Disclosures, for fair value measurements financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring and non-recurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. In situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances.

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from related parties, accounts payable, amounts due to related parties, income taxes payable, accrued expenses and other payables as of December 31, 2021 and 2022 approximate their fair values because of short maturity of these instruments.

(ad)	Net income/(loss) per share

Basic net income/(loss) per share is computed by dividing net income/(loss) attributable to shareholders of the Company by the weighted average number of ordinary shares outstanding during the year. Diluted net income/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised into common shares. Ordinary share equivalents are excluded from the computation of the diluted net income/(loss) per share in years when their effect would be anti-dilutive. The Group has non-vested shares which could potentially dilute basic income/(loss) per share in the future. To calculate the number of shares for diluted net income/(loss) per share, the effect of the non-vested shares is computed using the treasury stock method.

(ae)	Recently issued accounting pronouncements

In September 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The FASB is issuing the amendments to enhance the transparency and decision usefulness of income tax disclosures. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The FASB decided that the amendments should be effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance did not have a material impact on its financial position, results of operations and cash flows.

In July 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance did not have a material impact on its financial position, results of operations and cash flows.

In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60). This ASU requires certain crypto assets to be measured at fair value separately in the balance sheet and income statement each reporting period. This ASU also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto holding. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is also permitted, including adoption in an interim period. However, if the ASU is early adopted in an interim period, an entity must adopt the ASU as of the beginning of the fiscal year that includes the interim period. This ASU will result in gains and losses recorded in the consolidated financial statements of operations and additional disclosures when adopted. We are currently evaluating the adoption of this ASU and it will affect the carrying value of our crypto assets held and the gains and losses relating thereto, once adopted.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

3.	Risks and Concentration

Credit and concentration risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and restricted cash. As of December 31, 2023, substantially all of the Group’s cash and cash equivalents and restricted cash were deposited in financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

4.	Discontinued operations

Disposition of the VIEs and the VIEs’ subsidiaries

On November 22, 2022, the Group terminated all of its English language training (ELT) business-related VIE contracts for nil consideration and disposed of its Chinese lottery-related business.

From November 23, 2022, the Group no longer retained any financial interest over ELT business related VIEs and accordingly deconsolidated ELT business related VIEs’ financial statements from the Group’s consolidated financial statements. The disposal of ELT business related VIEs represented a strategic shift and has a major effect on the Group’s result of operations. Accordingly, assets, liabilities, revenues, expenses and cash flows related to ELT business related VIEs have been reclassified in the consolidated financial statements as discontinued operations for the years ended December 31, 2020, 2021 and 2022.

In November 22, 2022, the Group calculated a loss resulting from such disposition as follows:

As of November 22, 2022
RMB’000
Consideration	-

Cash and cash equivalents	5,376
Contract assets	3,845
Accounts receivable	42,716
Other contract costs, Current	8,221
Prepayments and other current assets	47,961
Amounts due from related parties	5,560
Prepaid income tax	14,243
Restricted cash	12,100
Other contract costs, non-current	16,388
Equity method investments	27,564
Property and equipment, net	11,051
Intangible assets, net	11,598
Deferred tax assets	42,449
Goodwill	192,962
Right-of-use assets	43,353
Other non-current assets	16,050
Accounts payable	(15,019)
Deferred revenue, current	(130,704)
Salary and welfare payable	(9,408)
Financial liabilities from contracts with customers	(267,796)
Accrued expenses and other payables	(49,525)
Income taxes payable	(135)
Current lease liabilities	(17,902)
Amounts due to related parties	(22,232)
Deferred revenue, non-current	(30,852)
Deferred tax liabilities	(858)
Non-current tax payable	(34,265)
Lease liabilities	(15,504)

Net assets of ELT business related VIEs*	(92,763)
Non-controlling interest of ELT business related VIEs	18,035
Less: Net assets of ELT business related VIEs contributable to the Company	(74,728)
Loss on disposal of ELT business related VIEs	74,728

The assets and liabilities for discontinued operations of ELT business related VIEs comprised the following items as of December 31, 2021:

As of December 31, 2021
RMB’000
Current assets for discontinued operations	-
Contract assets	5,323
Accounts receivable	44,291
Other contract costs, Current	32,241
Prepayments and other current assets	38,600
Amounts due from related parties	7,265
Prepaid income tax	14,479
Total	142,199

Non-current assets for discontinued operations
Other contract costs, non-current	11,149
Equity method investments	24,403
Property and equipment, net	85,803
Intangible assets, net	14,675
Deferred tax assets	25,991
Goodwill	192,962
Right-of-use assets	105,551
Other non-current assets	26,254
Total	486,788

Current liabilities for discontinued operations
Accounts payable	16,164
Bank loans	6,000
Deferred revenue, current	213,006
Salary and welfare payable	27,404
Financial liabilities from contracts with customers	337,932
Accrued expenses and other payables	36,575
Income taxes payable	195
Current lease liabilites	35,817
Amounts due to related parties	11,256
Total	684,349

Non-current liabilities for discontinued operations
Deferred revenue, non-current	35,546
Deferred tax liabilities	4,433
Non current tax payable	34,137
Lease liabilities	59,824
Total	133,940

The condensed cash flows of all the VIEs and their subsidiaries were as follows for the years ended December 31, 2020, 2021 and 2022:

	Years ended December 31,
	2020	2021	2022
	RMB’000	RMB’000	RMB’000
Net cash used in operating activities	(164,268)	(375,922)	(254,847)
Net cash generated from/(used in) investing activities	(54)	(2,685)	57,751
Net cash generated from/(used in) financing activities	91,241	371,637	(13,059)

The operating results from discontinued operations included in the Group’s consolidated statements of comprehensive loss were as follows for the years ended December 31, 2020, 2021 and 2022.

	Years ended December 31,
	2020	2021	2022
	RMB’000	RMB’000	RMB’000
Major classes of line items constituting pre-tax profit of discontinued operations
Revenue	897,035	728,996	317,844
Cost of sales	(607,077)	(483,701)	(191,735)
Sales and marketing	(310,433)	(250,850)	(78,839)
General and administrative	(340,277)	(334,693)	(93,124)
Research and development expenses	(31,878)	(18,413)	(6,817)
Other income that are not major	(2,558)	(35,773)	10,968
Loss from discontinued operations, before income tax	(395,188)	(394,434)	(41,703)
Income tax benefit/(expense)	(5,803)	20,239	(817)
Loss from discontinued operations, net of income tax	(400,991)	(374,195)	(42,520)
Income on deconsolidation of the subsidiary, net of income tax	-	-	74,728
Net income/(loss) from discontinued operations, net of income tax	(400,991)	(374,195)	32,208

5.	Accounts receivables

The following table provides information about contract assets, accounts receivable, deferred revenue and financial liabilities from contracts with customers.

	As of December 31,
	2022	2023
	US$’000	US$’000

Accounts receivable	8,902	5,485
Less: Allowance for doubtful debts	-	-
Accounts receivable	8,902	5,485

As of December 31, 2023, there was no allowance recorded as all the accounts receivable fully collected in year 2024.

Prepayments and other current assets

The prepayments and other assets consist of the following:

	As of December 31,
	2022	2023
	US$’000	US$’000
Prepayments and other current assets
Prepayment for equipment	3,237	2,285
deposits	766	328
Others	1,012	367
Total	5,015	2,980

*	The others mainly include deposits and other receivables.

6.	Digital assets

	As of December 31,
	2022	2023
	US$’000	US$’000

BTC	91	436
Total	91	436

Additional informatiolvn about bitcoin:

For the year ended December 31, 2023 and 2022, the Company generated bitcoins primarily through mining services. The following table presents additional information about bitcoins for the years ended December 31, 2023 and 2022, respectively:

	As of December 31,
	2022	2023
	US$’000	US$’000

Opening balance	-	91
Receipt of bitcoins from mining services	2,392	2,882
Receipt of bitcoins from hash power rental	131	-
Exchange of BTC into USDT	(2,429)	(2,537)
Impairment of bitcoins	(3)	-
Ending balance	91	436

For the year ended December 31, 2023, and December 31, 2022, the Company recognized impairment of Nil and US$ 3 against bitcoins, respectively.

7.	Equity method investments

In December 2021, the Company had entered into an agreement with industry experts to establish a joint venture, Met Chain Co Limited under the laws of Hong Kong (the “2021 Joint Venture”), specializing in the research and development (“R&D”), production, and sales of cryptocurrency mining equipment. Upon the formation of the 2021 joint venture, the Company held 21% of the equity interests in the 2021 joint venture, with the option to acquire the equity interests held by the other parties to the Joint Venture Agreement under certain conditions as set forth in the Joint Venture Agreement. In November 2022, the Company had entered into an equity transfer agreement with each of the four other equity holders of Met Chain Co Limited to acquire a total of 3.3% of the equity interests in Met Chain Co Limited from the four equity holders, in consideration for such number of ordinary shares of the Company, par value $0.003 per share, valued at RMB7,120,478. As of December 31,2023,the company held 24.3% of the equity interests in Met Chain Co Limited.

The Group recognized gain on equity method investments of $12,000 and $12,000 for the year ended December 31, 2022 and 2023, respectively.

8.	Property and equipment, net

Property and equipment consists of the following:

	As of December 31,
	2022	2023
	US$’000	US$’000

Cost:
Miners for Bitcoin	15,219	17,241
Total cost	15,219	17,241

Less: Accumulated depreciation	1,816	4,539

Property and equipment, net	13,403	12,702

Depreciation expense recognized for the years ended December 31, 2022 and 2023 were $1,816, and $3,151, respectively.

9.	Income tax

(a)	Cayman Islands

Under the current tax laws of Cayman Islands, the Company is not subject to tax on income, corporation or capital gain, and no withholding tax is imposed upon the payment of dividends to shareholders.

(b)	BVI

Under the current tax laws of the BVI, the Company’s BVI subsidiaries are not subject to any income taxes in the BVI.

(c)	Hong Kong Profits Tax

Under the current Hong Kong Inland Revenue Ordinance, the Group’s Hong Kong subsidiaries are subject to Hong Kong profits tax on its taxable income generated from the operations in Hong Kong. A Two-tiered Profits Tax rates regime was introduced since year 2018 where the first HK$2,000 of assessable profits earned by a company will be taxed at half the current tax rate (8.25%) whilst the remaining profits will continue to be taxed at 16.5%. There is an anti-fragmentation measure where each group will have to nominate only one company in the group to benefit from the progressive rates. Payments of dividends by the subsidiaries to the Company are not subject to withholding tax in Hong Kong.

10.	Short term loans

On October 1, 2022, the Group entered into a loan agreement with JM Digital., INC., with a maturity date of October 1, 2023. The Group had drawn down USDT $1,000 (RMB 6,897.2) under the agreement, which is subject to a fixed interest rate of 12% and an origination fee rate of 2%. The loan was guaranteed by 147 units of Ant Miner (S19 series machines) that are hosted at Exponential Digital, LLC’s facilities as collateral. The loan was fully repaid upon maturity as of December 31,2023.

In 2023, the Group used BTC as collateral on Binance and applied for a collateralized loan of 181,500 USDT. These loans have no fixed term and can be repaid at any time. As of December 31, 2023, the Group had 4.09 BTC pledged as collateral, with an outstanding loan balance of 125,000 USDT.

11.	Earnings (Loss) per share

Basic and diluted net loss per share for each of the years presented are calculated as follow:

	Year ended December 31,
	2022	2023
	(in thousands of US$, except share data and per share data)
(Losses)/income per share from continuing operations—basic
Numerator:
Net (loss)/income from continuing operations available to shareholders of the Company - basic and diluted	5,637	(2,824)
Denominator
Weighted average number of ordinary shares - basic	682,779	1,494,333
Effect of dilutive securities	-	-
Dilutive effect of non-vested shares	682,779	1,494,333
Denominator for diluted net loss per share
Earnings/(losses) per share from continuing operations — basic	8.26	(1.89)
Earnings/(losses) per share from continuing operations —diluted	8.26	(1.89)
Losses per share from discontinued operations—basic
Numerator:
Net loss from discontinued operations available to shareholders of the Company - basic and diluted	4,670	-
Denominator
Weighted average number of ordinary shares - basic	682,779	1,494,333
Effect of dilutive securities	-	-
Dilutive effect of non-vested shares	682,779	1,494,333
Denominator for diluted net loss per share
Earnings/(losses) per share from discontinued operations — basic	6.84	-
Earnings/(losses) per share from discontinued operations — diluted	6.84	-

12.	Share-based compensation

The Group adopted the 2020 employee equity incentive plan (“2020 Plan”) for the granting of share-based awards to executive management, key employees and directors of the Group in exchange for their services.

According to the term of the 2020 Plan, the awarded share units would be contingently redeemable upon the occurrence of certain events. The repurchase price is determined based on a number of factors, including but not limited to the original subscription price of the share units and the business performance of the Group. The Company has made an assessment of the cash settlement feature in the award and the probability of the contingent event’s occurrence. Based on the assessment, the Company concluded that the cash settlement feature could be exercised only on the occurrence of a contingent event that is outside the employee’s control, and is not probable of occurring. Accordingly, the Company classified the award as equity.

The Company accounts for the compensation cost based on the fair value of the awarded share units on the grant-date, on which all criteria for establishing the grant dates are satisfied. The grant-date fair value of the awarded share units is recognized as compensation expense, net of estimated forfeitures, over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

The share-based compensation expenses of $849,000 and $138,000 were charged to general and administrative expenses for the years ended December 31, 2022 and 2023.

13.	Equity

Ordinary shares

On September 27, 2019, the Company was authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s ordinary shares are entitled to one vote for each share.

On July 10, 2018, Meten International was incorporated as limited liability company with authorized share capital of 380,000 Hong Kong dollar (“HK$”) divided into 38,000,000 shares with par value HK $0.01 each. After the incorporation of Meten International, the Founder and Pre-listing Investors subscribed 47,035 ordinary shares of Meten International at par value of HK $0.01.

In December 2018, Meten International increased its authorized share capital by creation of 500,000,000 shares with par value of US$0.0001 and issued 318,601,222 ordinary shares of US$0.0001 each, and repurchased the 47,035 existing issued ordinary shares of HK $0.01 par value each and decreased the authorized share capital by cancellation of all unissued shares of HK$0.01 each.

On March 30, 2020, the Company consummated its acquisition of Meten International and EdtechX, pursuant to the Merger Agreement. A total of 318,601,222 ordinary shares of Meten International were converted to 48,391,607 ordinary shares of the Company. A total of 1,971,505 ordinary share of EdtechX were converted to the equal shares of the Company.

Immediately prior to the Business Combination, Azimut Enterprises Holdings S.r.l. invested $20,000 in EdtechX to purchase 2,000,000 units of EdtechX, which were converted into same number of units of the Company upon closing of the Business Combination.

In connection with the Business Combination, on February 28, 2020, March 19, 2020 and March 26, 2020, three unrelated investors agreed to invest US$6,000, US$4,000 and US$6,000, respectively, to purchase shares of the Company. The two $6,000 financings were completed on March 30, 2020, and the US$4,000 financing was terminated on April 14, 2020 as the investor failed to pay the purchase price by the agreed deadline.

In connection with the Business Combination, the Company adopted a new incentive plan to replace the 2018 Plan. The Company rolled over awards granted under the 2013 Plan and 2018 Plan with the same amount and terms. As a result, options to purchase 3,050,701 of the Company’s ordinary shares were issued and outstanding on March 30, 2020. Additionally, the Company reserved for issuance pursuant to the plan one percent (1%) of the total issued and outstanding ordinary shares on the closing date (being 531,005 ordinary shares), and will reserve an additional 1% of then-outstanding shares each year for a period of four years following the first anniversary of the closing date of the Business Combination.

On January 4, 2021, the Company issued 1,327,514 Ordinary Shares under the Company’s 2020 share incentive plan to Pan Yanqiong, the Chief Marketing Officer of Likshuo.

The Company offered 40,000,000 ordinary shares, par value US$0.0001 per share, pursuant to the prospectus supplement and the accompanying prospectus, at a purchase price of US$1.00 per share on May 21, 2021.

On September 1, 2021, the Company offered 22,500,000 ordinary shares, par value US$0.0001 per share at a purchase price of US$0.30 per share.

On November 9, 2021, the Company entered into a securities purchase agreement with certain investors, to sell an aggregate of 33,333,334 ordinary shares, par value $0.0001 per share, of the Company, at an offering price of $0.60 per share.

On May 4, 2022, the Company completed a thirty for one reverse stock split (the “Reverse Split”) of its issued and outstanding ordinary shares, par value $0.003 per share.

On June 29, 2022, the Company approved the proposal to increase their authorized share capital from US$50,000 divided into 16,666,667 ordinary shares of par value of US$0.003 each to US$1,500,000 divided into 500,000,000 ordinary shares of par value of US$0.003 each.

On August 4, 2022, the Company offered 1,470,475 ordinary shares, par value US$0.0001 per share at a purchase price of US$0.30 per share.

On November 10, 2022, the Company issued 3,532,841 ordinary shares of the Company, par value $0.003 per share, valued at RMB7,120,478, to the four equity holders to acquire 3.3% of the equity interests in the Joint Venture.

On June 7, 2023 and July 10, 2023, the Company has entered into an asset purchase agreement with two unaffiliated third parties to acquire 200 units of Antminer S19j Pro (110 TH/s), Bitcoin mining machines, and has issued to the sellers 227,456 ordinary shares of the Company.

On August 1, 2023, the Company has entered into subscription agreements with two foreign investors, including an institutional investor, Future Satoshi Ltd, and an individual investor, for the issue and sale of 200,000 ordinary shares of the Company, with a par value of $0.06 per share, for total gross proceeds of $1,000,000, or $5 per share.

On August 23, 2023, the Company completed a twenty for one share consolidation (the “2023 Share Consolidation”, together with the 2022 Share Consolidation, the “Share Consolidations”) of its issued and outstanding ordinary shares, par value $0.06 per share.

On October 5, 2023, the Company has entered into an asset purchase agreement with two unaffiliated third parties to acquire 220 units of Antminer S19j Pro, Bitcoin mining machines, and has issued to the sellers 276,572 ordinary shares of the Company.

On December 14, 2023, the Company has entered into subscription agreements with three individual investors, for the issue and sale of 303,497 ordinary shares of the Company, par value US$0.06 per share (the “Ordinary Shares”), for total gross proceeds of $1,014,286, or US$3.342 per share.

As of December 31, 2022 and 2023, there were 1,044,009 and 2,097,535 ordinary shares issued and outstanding, respectively.

From the legal perspective, the Reverse Split applied to the issued shares of the Company on the date of the Reverse Split and does not have any retroactive effect on the Company’s shares prior that date. However, for accounting purposes only, references to our ordinary shares in this annual report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if the Reverse Split had occurred by the relevant earlier date.

Warrants

As of December 31, 2020, there were 12,705,000 warrants outstanding. the warrants have been trading on the Nasdaq Market under the symbol “METXW” since May 27, 2020.

On January 8, 2021, the Company successfully completed a tender offer for its warrants to purchase ordinary shares at a reduced exercise price of $1.40. The offer expired at 11:59 p.m. Eastern time on January 5, 2021.

The Company raised $6,192,286.80 in gross proceeds from the cash exercise of 4,423,062 warrants of the Company as part of the tender offer. In addition, 2,629,812 warrants to purchase ordinary shares of the Company were validly tendered for cashless exercise, resulting in the issuance of 1,364,512 ordinary shares of the Company.

The Company offered its existing loyal warrant holders the opportunity to exercise their warrants at $1.40 from the initial warrant exercise price at $11.50. Approximately 55.5% of the Company’s outstanding warrants were exercised in the tender offer.

Net proceeds are anticipated to be approximately $5,730,000 after deducting information agent fees, placement agent fees and other offering expenses and are expected to primarily be used for potential acquisitions and working capital and for general corporate purposes.

On February 19, 2021, 336,001 warrants to purchase ordinary shares were validly tendered for cashless exercise, resulting in the issuance of 336,001 ordinary shares. The exercise price of the warrants was $2.50 per share.

The Company offered 40,000,000 ordinary shares, par value US$0.0001 per share, pursuant to the prospectus supplement and the accompanying prospectus, at a purchase price of US$1.00 per share on May 21, 2021. Since the offering price per share of this offering was $1.00 per share, which was lower than $2.50 per share, the exercise price for outstanding warrants was reduced to $1.00 upon closing of the offering on May 21, 2021.

On September 1, 2021, the Company offered 22,500,000 ordinary shares, par value US$0.0001 per share at a purchase price of US$0.30 per share. The Company also offered 177,500,000 pre-funded warrants to purchase 177,500,000 ordinary shares, exercisable at an exercise price of $0.0001 per share (the “Pre-funded Warrants”, each a “Pre-funded Warrant”), to those purchasers whose purchase of ordinary shares in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding ordinary shares immediately following the consummation of the offering. The purchase price of each Pre-funded Warrant is $0.2999, which equals the price per ordinary share being sold to the public in that offering, minus $0.0001. The Pre-funded Warrants became immediately exercisable upon issuance and may be exercised at any time until all of the Pre-funded Warrants are exercised in full.

Upon effectiveness of the Reverse Split, each outstanding warrant of the Company became exercisable for 1/30 ordinary share of the Company, and the exercise price of Company’s outstanding warrants was increased to US$9.00, adjusted from $0.30 prior to the Reverse Split and representing the temporarily reduced price based on the Company’s Tender Offer Statement on Schedule TO, as amended and supplemented, originally filed by the Company with the U.S. Securities and Exchange Commission on December 7, 2020 (the “Tender Offer”). Based on the terms of the Tender Offer, following the date on which the closing price of the Company’s ordinary shares has been equal to or greater than $90.00 per share for at least twenty (20) trading days during the preceding thirty (30) trading day period, the exercise price of the Company’s outstanding warrants would be increased to US$345.00.

On August 4, 2022, the Company offered 22,899,047 ordinary shares, par value US$0.003 per share, consisting of (a) 1,470,475 ordinary shares issuable upon the exercise of pre-funded warrants (the “Pre-Funded Warrants”) and (b) 21,428,572 ordinary shares issuable upon the exercise of investor warrants (the “Investor Warrants”). Each Pre-Funded Warrant is exercisable for $0.001 per ordinary share and may be exercised at any time until all the Pre-Funded Warrants are exercised in full; and each Investor Warrant has an exercise price of $0.70 per share, is exercisable on or after August 8, 2022 and will expire on August 9, 2027.

As a result of the August 2022 offering, the exercise price of the Company’s public warrants was reduced to $0.70 per warrant. The exercise price of the Company’s outstanding warrants will be reset to $345.00 per share on the date following which the closing price of its ordinary shares has been equal to or greater than $90.00 per share for at least twenty (20) trading days during the preceding thirty (30) trading day period, and such exercise price will no longer be subject to the “full-ratchet” anti-dilution protection.

14.	Related party transactions

In addition to the related party information disclosed elsewhere in the consolidated financial statements, the Group entered into the following material related party transactions.

Name of party	Relationship

Mr. Zhao Jishuang	A major shareholder of the Company
Mr. Guo Yupeng	A major shareholder of the Company
Mr. Peng Siguang	A major shareholder of the Company
Met Chain Co.,Limited	An associate company of the company

(a)	Major transactions with related parties

	Years Ended December 31,
	2022	2023
	USD’000	USD’000

Advances from related parties
- Mr. Guo Yupeng	290	-
- Mr. Zhao Jishuang	1,469	-
- Met Chain Co.,Limited	2,042	-
Total	3,801	-

Repayment of advances from related parties
- Mr. Zhao Jishuang	1,485	2,455
- Met Chain Co.,Limited		228
Total	1,485	2,683

(b)	Balances with related parties

	As of December 31,
	2022	2023
	USD’000	USD’000
Amounts due to related parties
Current
- Mr. Guo Yupeng	290	290
- Mr. Zhao Jishuang	4,407	1,952
- Met Chain Co.,Limited	2,042	1,814
Total	6,739	4,056

(i)	Advances from/to these related parties are unsecured, interest free and repayable on demand.

15.	Restricted net assets

There is no other restriction on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company.

16.	Commitments

Capital commitments

The Company has commitment for capital expenditure totaling $4.79 million as of December 31, 2023. The commitment is related to purchase miners.

17.	Subsequent events

The signing of the share subscription agreement and the issuance of shares

On December 14, 2023, the Company has entered into subscription agreements with three individual investors, for the issue and sale of 303,497 ordinary shares of the Company, par value US$0.06 per share, for total gross proceeds of $1,014,286, or US$3.342 per share. The 303,497 shares of common stock were issued on January 5, 2024.

Registration Statements on Form S-8

The Group filed with the U.S. Securities and Exchange Commission Registration Statements on Form S-8 January 19, 2024. This Registration Statement on Form S-8 registers under the Securities Act an aggregate of 209,753 ordinary shares.

Acquisition of Mining Facility in North Carolina

On March 12, 2024, the Group has entered into a definitive agreement under which the Company will acquire a BTC mining facility located in North Carolina, equipped with a stable power load of 10 megavolts (MV). The total consideration for BTC Digital’s acquisition amounts to $3.4 million.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or the information has been otherwise included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(3)	Index of Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Amended and Restated Memorandum and Articles of the Company	20-F	001-39258	1.1	May 16, 2022
3.2*	Secretary’s Certificates certifying the change of the Company’s name and the Share Consolidation
4	Instruments Defining the Rights of Security Holders, Including Indenture.
4.1*	Description of Capital Stock
4.2*	Specimen Ordinary Shares Certificate, as currently effective
4.3	Specimen Warrant Certificate of the Company (Prior to Share Consolidation)	F-4	333-235859	4.2	March 6, 2020
4.4	Specimen Unit Certificate of the Company (Prior to Share Consolidation)	F-4	333-235859	4.3	March 6, 2020
4.5	Form of Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	F-4	333-235859	4.8	March 6, 2020
4.6	Unit Purchase Option of Chardan Capital Markets, LLC	F-4	333-235859	4.9	March 6, 2020
4.7	Unit Purchase Option of I-Bankers Securities, Inc.	F-4	333-235859	4.10	March 6, 2020
4.8	Voting Agreement between the Company and EdtechX, and certain other parties thereto dated March 30, 2020	20-F	001-39258	3.1	June 4, 2020
4.9	Registration Rights Agreement between the Company and Every Bridge Limited, dated March 30, 2020	20-F	001-39258	4.18	June 4, 2020
4.10	Registration Rights Agreement between the Company and Xiamen ITG Education Group CO., LTD, dated March 30, 2020	20-F	001-39258	4.20	June 4, 2020
4.11	Form of Amended and Restated Registration Rights Agreement between Holdco and the Investors party thereto	F-4	333-235859	10.19	March 6, 2020
4.12	Registration Rights Agreement between the Company and Meten Shareholders, dated March 30, 2020	20-F	001-39258	4.22	June 4, 2020
4.13	Specimen Ordinary Share Certificate of the Company (prior to Share Consolidation)	20-F	001-39258	2.4	May 16, 2022
10	Material Contracts
10.1	The ESOP Plan	F-4	333-235859	10.1	March 6, 2020
10.2*	Form of Indemnification Agreement with our directors and executive officers
10.3*	Form of Employment Agreement between the Company and its executive officers

10.4	Joint Venture Agreement between the Company and certain individuals, dated December 20, 2021	6-K	001-39258	10.1	December 22, 2021
10.5	Strategic Cooperation Agreement between the Company and AGM Group Holdings Inc., dated October 26, 2021	20-F	001-39258	4.22	May 16, 2022
10.6	Hosting Agreement entered into by and between Exponential Digital, Inc. and Meten Service USA Corp., dated January 11, 2022	20-F	001-39258	4.10	March 15, 2023
10.7	English Translation of the Mining Machine Rental Agreement entered into by and between Meten Holding Group Ltd. and Lobo Group Limited, dated October 4, 2022	20-F	001-39258	4.11	March 15, 2023
10.8	Loan and Security Agreement by and between Meten Holding Group Ltd. and JM DIGITAL INC., dated October 1, 2022	20-F	001-39258	4.12	March 15, 2023
10.9*	Sales and Purchase Agreement Between BITMAIN TECHNOLOGIES DELAWARE LIMITED and Meten Block Chain LLC
10.10	English Translation of the Asset Transfer Agreement entered into by and among Meten Holding Group Ltd., Jianyu Guo and Tianying Zheng, dated June 7, 2023	6-K	001-39258	10.1	June 8, 2023
10.11	English Translation of Amendment No. 1 to the Asset Transfer Agreement entered into by and among Meten Holding Group Ltd., Jianyu Guo and Tianying Zheng, dated July 10, 2023	6-K	001-39258	10.1	July 14, 2023
10.12	Subscription Agreement entered into by and between the Company and FU Qinyun, dated August 1, 2023	6-K	001-39258	10.1	August 7, 2023
10.13	Subscription Agreement entered into by and between the Company and Future Satoshi Ltd., dated August 1, 2023	6-K	001-39258	10.2	August 7, 2023
10.14	Form of Subscription Agreement	6-K	001-39258	10.1	December 26, 2023
10.15*	English Translation of Asset Purchase Agreement dated October 5, 2023
14.1*	Code of Ethics
19.1*	Insider Trading Policies and Procedures
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Audit Alliance LLP
24.1*	Power of Attorney (included on the Signature Page)
31.1**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2024	BTC Digital Ltd.

	By:	/s/ Siguang Peng
Siguang Peng
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Siguang Peng	Chief Executive Officer and Director	April 15, 2024
Siguang Peng	(Principal Executive Officer)

/s/ Yupeng Guo	Acting Chief Financial Officer and Director	April 15, 2024
Yupeng Guo	(Principal Financial and Accounting Officer)

/s/ Xu Peng	Chairman of the Board and Director	April 15, 2024
Xu Peng

/s/ Ye Ren	Director	April 15, 2024
Ye Ren

/s/ Zhiyi Xie	Director	April 15, 2024
Zhiyi Xie

/s/ Yuejun Jiang	Director	April 15, 2024
Yuejun Jiang