Form 10-Q
period 2024-03-31
BTC Digital Ltd.
filed 2024-05-15
CIK 1796514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

+86 755 8294 5250

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

The aggregate market value of the shares of ordinary shares, par value $0.06 per share, held by non-affiliates of the registrant as of March 31, 2024, was approximately $90.799 million, based on the closing sale price per share of the registrant’s ordinary share as reported by the Nasdaq Capital Market on such date.

As of March 31, 2024, BTC Digital Ltd. had 2,610,785 shares of outstanding ordinary shares, par value $0.06 per share.

BTC DIGITAL LTD.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,	As of March 31,
	Note	2023	2024
		US$’000	US$’000

ASSETS
Current assets
Cash and cash equivalents		43	32
Accounts receivable	4	5,485	1,729
Prepayments and other current assets	5	2,980	6,203
Digital assets	6	436	722

Total current assets		8,944	8,686

Non-current assets
Equity method investments	7	2,897	2,912
Property and equipment, net	8	12,702	12,984
Total non-current assets		15,599	15,896

Total assets		24,543	24,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		128	155
Short term loans	10	125	308
Deferred revenue		792	-
Amounts due to related parties	14(b)	4,056	3,823
Total current liabilities		5,101	4,286

Total liabilities		5,101	4,286

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,	As of March 31,
	Note	2023	2024
		US$’000	US$’000

Shareholders’ equity
Ordinary shares (US$0.06 par value; 25,000,000 shares authorized; 2,097,535 and 2,610,785 shares issued outstanding as of December 31, 2023 and March 31, 2024)	13	121	139
Additional paid-in capital		205,920	207,487
Accumulated deficit		(186,599)	(187,330)

Total equity attributable to shareholders of the Company		19,442	20,296

Total shareholders’ equity		19,442	20,296

Total liabilities and shareholders’ equity		24,543	24,582

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Three Months Ended of March 31,
	Note	2023	2024
		US$’000	US$’000

Revenues		907	2,650
Cost of revenues		(1,250)	(2,778)
Gross loss		(343)	(128)
Operating expenses:
Selling and marketing expenses		(128)	(35)
General and administrative expenses		(529)	(906)
Loss from operations		(1,000)	(1,069)
Other income (expenses):
Realized gain on exchange of digital assets		51	330
Interest expenses		(30)	(6)
Equity in income on equity method investments		-	15
Others expenses, net		(1)	(1)
Loss before income tax		(980)	(731)
Income tax expense	9	-	-
Net loss		(980)	(731)

Net loss per share-Basic	11	(0.83)	(0.30)
Net loss per share- Diluted		(0.83)	(0.30)
Weighted average shares used in calculating net loss per share
- Basic		1,173,662	2,440,706
- Diluted		1,173,662	2,440,706

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of US$, except share data and per share data, or otherwise noted)

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of December 31, 2022		1,044,009	63	202,992	(183,775)	19,280	19,280
Net loss for the period		-	-	-	(980)	(980)	(980)
Issuance of ordinary shares		211,892	15	(15)	-	-	-
Balances as of March 31, 2023		1,255,901	78	202,977	(184,755)	18,300	18,300

*	Retrospectively restated due to twenty for one reverse stock split, see Note 13

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of December 31, 2023		2,097,535	121	205,920	(186,599)	19,442	19,442
Net loss for the period		-	-	-	(731)	(731)	(731)
Issuance of ordinary shares		513,250	18	996	-	1,014	1,014
Share-based compensation		-	-	571	-	571	571
Balances as of March 31, 2024		2,610,785	139	207,487	(187,330)	20,296	20,296

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Three Months Ended of March 31,
	Note	2023	2024
		US$’000	US$’000

Cash flows from operating activities:
Net loss		(980)	(731)
Adjustments to reconcile net income/(loss) to net cash generated from operating activities:
Depreciation and amortization		839	862
Realized gain on exchange of digital assets		(51)	(330)
Equity income on equity method investments			(15)
Share-based compensation expenses	12	-	571
Decrease in accounts receivable		8,902	3,756
Increase in prepayments and other current assets		(1,845)	(3,762)
Change of Digital assets		130	44
Increase/(decrease) in accounts payable		(815)	27
Decrease in deferred revenue		-	(250)
Net cash flow generated from operating activities		6,180	172
Cash flows from investing activities:
Purchases of property and equipment		(2,332)	(605)
Advances to related parties		-	(233)
Net cash used in investing activities		(2,332)	(838)
Cash flows from financing activities:
Proceeds from Short term loans		-	183
Repayment of Short term loans		(287)	-
Proceeds from issuance of ordinary shares for private placement		-	472
Net cash generated from/(used in) financing activities		(287)	655
Net increase/(decrease) in cash and cash equivalents and restricted cash		3,561	(11)
Cash and cash equivalents and restricted cash at the beginning of the period		48	43
Cash and cash equivalents and restricted cash at the end of the period		3,609	32
Supplemental disclosure of cash flow information:
Interest paid		30	6

BTC DIGITAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of RMB, except share data and per share data, or otherwise noted)

1.	Organization and Principal Activities

(a)	Principal activities

Meten EdtechX Education Group Ltd (the “Company”) was incorporated on September 27, 2019 under the law of Cayman Islands as an exempted company with limited liability. Meten EdtechX Education Group Ltd changed its name to “Meten Holding Group Ltd.” on August 11, 2021. On August 11, 2023, the Company changed its name to “BTC Digital Ltd.” The Company and its subsidiaries (the “Group”) are primarily engaged in the bitcoin mining business, and also generates revenue through mining machines resale and rental business operations.

As of March 31, 2024, the details of the Company’s subsidiaries were as follows:

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

(c)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand and time deposits, which have original maturities of three months or less when purchased and which are unrestricted as to withdrawal and use. In addition, highly liquid investments which have original maturities of three months or less when purchased are classified as cash and cash equivalents.

(d)	Accounts receivable

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

(e)	Digital assets

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

(f)	Equity method investments

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

(g)	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.

Gains or losses arising from the disposal of an item of property and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the item and are recognized in profit or loss on the date of disposal.

The estimated useful lives are presented below.

Miners	5 years

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

(h)	Impairment of long-lived assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recorded for the years December 31, 2023 and for the three months ended March 31, 2024.

(i)	Operating leases

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

(j)	Revenue recognition

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

(k)	Income taxes

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

The Group reduces the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is ’‘more-likely-than-not’’ that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a ’‘more-likely-than-not’’ realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and the Group’s experience with operating loss and tax credit carryforwards, if any, not expiring.

The Group recognizes in its financial statements the impact of a tax position if that position is ’‘more-likely-than-not’’ to prevail based on the facts and technical merits of the position. Tax positions that meet the ’‘more-likely-than-not’’ recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties recognized related to unrecognized tax benefits are classified as income tax expense in the consolidated statements of comprehensive income.

(l)	Share based compensation

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

(m)	Contingencies

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

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from related parties, accounts payable, amounts due to related parties, income taxes payable, accrued expenses and other payables as of December 31, 2023 and March 31, 2024 approximate their fair values because of short maturity of these instruments.

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

Credit and concentration risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and restricted cash. As of March 31, 2024, substantially all of the Group’s cash and cash equivalents and restricted cash were deposited in financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

4.	Accounts receivables

The following table provides information about contract assets, accounts receivable, deferred revenue and financial liabilities from contracts with customers.

	As of December 31,	As of March 31,
	2023	2024
	US$’000	US$’000

Accounts receivable	5,485	1,729

5.	Prepayments and other current assets

The prepayments and other assets consist of the following:

	As of December 31,	As of March 31,
	2023	2024
	US$’000	US$’000
Prepayments and other current assets
Prepayment for equipment	2,285	5,423
Deposits	328	328
Others	367	452
Total	2,980	6,203

*	The others mainly include prepaid consulting service fees and other sundry receivables.

6.	Digital assets

	As of December 31,	As of March 31,
	2023	2024
	US$’000	US$’000

BTC	436	722
Total	436	722

Additional information about bitcoin:

For the three months ended March 31, 2024, the Company generated bitcoins primarily through mining services. The following table presents additional information about bitcoins for the years ended December 31, 2023 and for the three months ended March 31, 2024, respectively:

	As of December 31,	As of March 31,
	2023	2024
	US$’000	US$’000

Opening balance	91	436
Receipt of bitcoins from mining services	2,882	672
Exchange of BTC into USDT	(2,537)	(386)
Ending balance	436	722

For the three months ended March 31, 2024 and for the years ended December 31, 2023, the Company recognized impairment of Nil against bitcoins.

7.	Equity method investments

In December 2021, the Company had entered into an agreement with industry experts to establish a joint venture, Met Chain Co Limited under the laws of Hong Kong (the “2021 Joint Venture”), specializing in the research and development (“R&D”), production, and sales of cryptocurrency mining equipment. Upon the formation of the 2021 joint venture, the Company held 21% of the equity interests in the 2021 joint venture, with the option to acquire the equity interests held by the other parties to the Joint Venture Agreement under certain conditions as set forth in the Joint Venture Agreement. In November 2022, the Company had entered into an equity transfer agreement with each of the four other equity holders of Met Chain Co Limited to acquire a total of 3.3% of the equity interests in Met Chain Co Limited from the four equity holders, in consideration for such number of ordinary shares of the Company, par value $0.003 per share, valued at RMB7,120,478. As of December 31,2023, the company held 24.3% of the equity interests in Met Chain Co Limited.

The Group recognized gain on equity method investments of nil and $15,000 for the three months ended March 31, 2023 and 2024, respectively.

8.	Property and equipment, net

Property and equipment consists of the following:

	As of December 31,	As of March 31,
	2023	2024
	US$’000	US$’000
Cost:
Miners for Bitcoin	17,241	18,385
Total cost	17,241	18,385

Less: Accumulated depreciation	4,539	5,401

Property and equipment, net	12,702	12,984

Depreciation expense recognized for the three months ended March 31, 2023 and 2024 were $839, and $862, respectively.

9.	Income tax

(a)	Cayman Islands

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

In 2023, the Group used BTC as collateral on Binance and applied for a collateralized loan of 181,500 USDT. These loans have no fixed term and can be repaid at any time. As of December 31, 2023, the Group had 4.09 BTC pledged as collateral, with an outstanding loan balance of 125,000 USDT. As of March 31, 2024, the Group had 9.68 BTC pledged as collateral, with an outstanding loan balance of 308,000 USDT.

11.	Loss per share

Basic and diluted net loss per share for each of the years presented are calculated as follow:

	For the Three Months Ended March 31,
	2023	2024
	(in thousands of US$, except share data and per share data)
(Losses)/income per share—basic
Numerator:
Net loss available to shareholders of the Company - basic and diluted	(980)	(731)
Denominator
Weighted average number of ordinary shares - basic	1,173,662	2,440,706
Effect of dilutive securities	-	-
Dilutive effect of non-vested shares	1,173,662	2,440,706
Denominator for diluted net loss per share
Losses per share— basic	(0.83)	(0.30)
Losses per share—diluted	(0.83)	(0.30)

12.	Share-based compensation

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

The share-based compensation expenses of Nil and $571,000 were charged to general and administrative expenses for the three months ended March 31, 2023 and 2024, respectively.

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

On January 5, 2024 the Company offered 303,497 ordinary shares, par value US$0.06 per share (the “Ordinary Shares”), under the subscription agreements on December 14, 2023.

On March 19, 2024, the Company issued 209,753 ordinary shares, under the Company’s share incentive plan, par value of $0.06 per share.

As of December 31, 2023 and March 31, 2024, there were 2,097,535 and 2,610,785 ordinary shares issued and outstanding, respectively.

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

Name of party	Relationship
Mr. Zhao Jishuang	A major shareholder of the Company
Mr. Guo Yupeng	A major shareholder of the Company
Mr. Peng Siguang	A major shareholder of the Company
Met Chain Co.,Limited	An associate company of the company

(a)	Major transactions with related parties

	For the Three Months Ended March 31,
	2023	2024
	USD’000	USD’000

Repayment of advances from related parties
- Mr. Zhao Jishuang	-	230
- Met Chain Co.,Limited	-	3
Total	-	233

(b)	Balances with related parties

	As of December 31,	As of March 31,
	2023	2024
	USD’000	USD’000
Amounts due to related parties
Current
- Mr. Guo Yupeng	290	290
- Mr. Zhao Jishuang	1,952	1,722
- Met Chain Co.,Limited	1,814	1,811
Total	4,056	3,823

(i)	Advances from/to these related parties are unsecured, interest free and repayable on demand.

15.	Restricted net assets

There is no other restriction on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company.

16.	Commitments

Capital commitments

The Group has commitment for capital expenditure totaling $8.17 million as of March 31, 2024. The commitment is related to purchase miners and acquire a BTC mining facility.

17.	Subsequent events

The Company has assessed all subsequent events from March 31, 2024, up through May 15, 2024, which is the date that these consolidated financial statements were available to be issued. No subsequent event which had a material impact on the Group was identified through the date of issuance of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2024, we generated a substantial majority of our revenue from bitcoin mining. We store all of our bitcoins mined in hot wallets, or cryptocurrency wallets connected to the Internet, and may from time to time exchange bitcoins mined for fiat currency to generate cash flow to fund our business operations. We attribute our growth since we launched our crypto asset business in 2022 to our competitive strengths in diversified revenue streams, dedicated team and efforts towards regulatory compliance, and our experienced and visionary management team.

As of March 31, 2024, we owned a total of 2,021 mining machines under operation with a total hash rate of 213PH/S. We manage and operate our mining machines at one hosting facility operated by a hosting facility owner in New Tazewell, Tennessee. For the three months ended March 31, 2024, we mined a total of 12.407 bitcoins, generating US$0.7 million in revenue.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations, both in absolute amounts and as a percentage of total net revenue, for the period indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in our annual report on Form 10-K. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended March 31,
	2023		2024
	US$	%	US$	%
Summary Consolidated Statements of Operations:
Revenues	907	100.0	2,650	100.0
Cost of revenues	(1,250)	(137.8)	(2,778)	(104.8)
Gross loss	(343)	(37.8)	(128)	(4.8)
Operating expenses:
Selling and marketing expenses	(128)	(14.1)	(35)	(1.3)
General and administrative expenses	(529)	(58.3)	(906)	(34.2)
Loss from operations	(1,000)	(110.3)	(1,069)	(40.3)
Realized gain on exchange of digital assets	51	5.6	330	12.5
Interest expenses	(30)	(3.3)	(6)	(0.2)
Equity in income on equity method investments	-	-	15	0.6
Others, net	(1)	(0.1)	(1)	(0.0)
Loss before income tax	(980)	(108.0)	(731)	(27.6)
Income tax expense	-	-	-	-
Net loss	(980)	(108.0)	(731)	(27.6))

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

	For the three months ended March 31,
	2023		2024
	US$	%	US$	%
Bitcoin mining	450	49.6	672	25.4
Mining machines resale	-	-	1,728	65.2
Miner rental and other mining-related business	457	50.4	250	9.4
Total	907	100.0	2,650	100.0

Our total revenue increased by 192.2% from US$0.9 million for the three months ended of March 31, 2023 to US$2.7 million for the three months ended of March 31, 2024. This increase was primarily due to significant growth in both the resale of mining machines and bitcoin mining revenue compared to the same period last year. Notably, the resale revenue from mining machines for the three months ended March 31, 2024, amounted to US$1.7 million.

Cost of Revenues

Our total cost of revenues increased by 122.2% from US$1.3 million for the three months ended of March 31, 2023 to US$2.8 million for the three months ended of March 31, 2024. This increase was primarily due to the addition of resale costs for mining machines compared to the same period last year.

Gross Loss and Gross Profit Margin

As a result of the foregoing, our gross profit increased by US$0.2 million, from negative US$0.3 million for the three months ended of March 31, 2023 to negative US$0.1 million for the three months ended of March 31, 2024. Our gross profit margin increased from negative 37.8% for the three months ended of March 31, 2023 to negative 4.8% for the three months ended of March 31, 2024.

Selling and Marketing Expenses

Our selling and marketing expenses decreased from US$128 thousand for the three months ended of March 31, 2023 to US$35 thousand for the three months ended of March 31, 2024, mainly due to the optimization of sales strategies and the reduction of inefficient sales activities or channels.

General and Administrative Expenses

Our general and administrative expenses increased by 71.3% from US$0.5 million for the three months ended of March 31, 2023 to US$0.9 million for the three months ended of March 31, 2024. This increase was primarily due to the rise in expenses related to the Employee Stock Option Plan, which amounted to US$0.57 million.

Interest Expenses

Our interest expenses decreased from US$30 thousand for the three months ended of March 31, 2023 to US$6 thousand for the three months ended of March 31,2024. This reduction is consistent with the decrease in short-term loans.

Equity in Income on Equity Method Investments

Our gain on equity method investments was nil and US$15 thousand for the three months ended of March 31, 2023 and 2024, respectively.

Loss Before Income Tax

As a result of the foregoing, we had a loss before income tax of US$980 thousand for the three months ended of March 31, 2023, as compared to a loss before income tax of US$731 thousand for the three months ended of March 31, 2024.

Net Loss

As a result of the foregoing, we had a net loss of US$980 thousand for the three months ended of March 31, 2023, as compared to a net loss of US$731 thousand for the three months ended of March 31, 2024.

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

Adjusted net income represents net income/(loss) before share-based compensation and offering expenses. The table below sets forth a reconciliation of our adjusted net income for the periods indicated:

	For the Three Months Ended of March 31,
	2023	2024
	US$	US$
	(in thousands, except for percentages)
Net loss	(980)	(731)
Add:
Share-based compensation expenses	-	571
Adjusted net loss	(980)	(160)

In addition, adjusted EBITDA represents the net income/(loss) before interest expenses, income tax expenses, depreciation and amortization, and excluding share-based compensation expenses and offering expenses. The table below sets forth a reconciliation of our adjusted EBITDA for the periods indicated:

	For the Three Months Ended of March 31,
	2023	2024
	US$	US$
	(in thousands, except for percentages)
Net loss	(980)	(731)
Subtract:
Net interest loss	(30)	(6)
Add:
Income tax expense	-	-
Depreciation and amortization	839	862
EBITDA	(111)	137
Add:
Share-based compensation expenses	-	571
Adjusted EBITDA	(111)	708

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

Hong Kong

Our two wholly-owned subsidiaries in Hong Kong, Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited, are subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. No Hong Kong profit tax has been levied in our consolidated financial statements as Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited had no assessable income for the years ended December 31, 2023 and for the three months ended of March 31,2024.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been from cash generated from operating activities. As of December 31, 2023 and March 31, 2024, we had US$43,000 and US$32,000, respectively, in cash and cash equivalents. Cash and cash equivalents consist of cash on hand placed with banks or other financial institutions and highly liquid investment which are unrestricted as to withdrawal and use and have original maturities of three months or less when purchased.

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

The following table sets forth a summary of our cash flows for the periods presented:

	For the Three Months Ended of March 31,
	2023	2024
	US$	US$
	(in thousands, except for percentages)
Summary Consolidated Cash flow Data:
Net cash generated from operating activities	6,180	172
Net cash used in investing activities	(2,332)	(838)
Net cash generated from/ (used in) financing activities	(287)	655
Net increase/(decrease) in cash and cash equivalents	3,561	(11)
Cash and cash equivalents at the beginning of period	48	43
Cash and cash equivalents at the end of period	3,609	32

Operating Activities

Net cash flow generated from operating activities amounted to US$6.2 million for the three months ended of March 31, 2023. The difference between our net loss of US$7.2 million and the net cash used in operating activities was primarily due to (i) depreciation and amortization of US$0.8 million; (ii) decrease in accounts receivable of US$8.9 million, primarily due to the collection of receivables from mining machines resale; (iii) increase in prepayments and other current assets of US$1.8 million, mainly due to an increase in advance payments for purchases; (iv) increase in accounts payable of US$0.8 million, mainly for outstanding purchase payments.

Net cash generated from operating activities amounted to US$0.2 million for the three months ended of March 31, 2024. The difference between our net loss of US$0.9 million and the net cash used in operating activities was primarily due to (i) depreciation and amortization of US$0.9 million; (ii) decrease in accounts receivable of US$3.8 million, , primarily due to the collection of receivables from mining machines resale; and (iii) increase in prepayments and other current assets of US$3.8 million, mainly due to an increase in advance payments for purchases.

Investing Activities

Net cash used in investing activities amounted to US$2.3 million for the three months ended of March 31, 2023, which was primarily attributable to the purchases of property and equipment of US$2.3 million.

Net cash used in investing activities amounted to US$0.8 million for the three months ended of March 31, 2024. This was primarily attributable to the purchases of property and equipment of US$0.6 million, repayment of advances to related parties of US$0.2 million.

Financing Activities

Net cash flow used in financing activities amounted to US$0.3 million for the three months ended of March 31, 2023, which was attributable to the repayment of short term loans of US$0.3 million.

Net cash flow generated from financing activities amounted to US$0.7 million for the three months ended of March 31, 2024. This was primarily attributable to the proceeds from issuance of ordinary shares for private placement of US$0.5 million, and proceeds from short term loans of US$0.2 million.

Capital Expenditures

Our capital expenditures amounted to US$2.3 million and US$0.6 million in for the three months ended of March 31, 2023 and 2024, respectively. We will continue to make capital expenditures to meet the expected growth of our business and expect that cash generated from our operating activities and financing activities will meet our capital expenditure needs in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2024, does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for 2023.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2024, the Company entered into an agreement under which the Company will acquire a BTC mining facility located in North Carolina, equipped with a stable power load of 10 megavolts (MV). The total consideration for this acquisition amounts to $3.4 million.

On March 27, 2024, the Company entered into an asset purchase agreement with an unaffiliated third party to acquire 200 units of Antminer L7 Bitcoin mining machines, with the total consideration for the agreement amounting to $980,000.

The details of the two agreements were disclosed in the Company’s Annual Report on Form 10-K for 2023.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the first quarter of 2024.

Item 6. Exhibits

See Index to Exhibits of this report.

Index to Exhibits

Exhibit	Description
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	BTC Digital Ltd.

	By:	/s/ Yupeng Guo
Yupeng Guo
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)