Form 10-Q
period 2024-06-30
BTC Digital Ltd.
filed 2024-08-14
CIK 1796514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-39258

BTC Digital Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1306, 13th Floor, Xuesong Dasha Building B

No. 52 Tairan 6th Road, Futian District

Shenzhen, Guangdong Province 518000

People’s Republic of China

(Address of principal executive offices)

+86 86 755 8255 5262

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

The aggregate market value of the shares of ordinary shares, par value $0.06 per share, held by non-affiliates of the registrant as of June 30, 2024, was approximately $5.55 million, based on the closing sale price per share of the registrant’s ordinary share as reported by the Nasdaq Capital Market on such date.

As of June 30, 2024, BTC Digital Ltd. had 2,610,785 shares of outstanding ordinary shares, par value $0.06 per share.

BTC DIGITAL LTD.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,	As of June 30,
	Note	2023	2024
		US$’000	US$’000

ASSETS
Current assets
Cash and cash equivalents		43	287
Accounts receivable	4	5,485	441
Prepayments and other current assets	5	2,980	8,132
Digital assets	6	436	815

Total current assets		8,944	9,675

Non-current assets
Equity method investments	7	2,897	2,922
Property and equipment, net	8	12,702	12,064
Total non-current assets		15,599	14,986

Total assets		24,543	24,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		128	90
Short term loans	10	125	510
Deferred revenue		792	670
Amounts due to related parties	14(b)	4,056	3,799
Total current liabilities		5,101	5,069

Total liabilities		5,101	5,069

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,	As of June 30,
	Note	2023	2024
		US$’000	US$’000

Shareholders’ equity
Ordinary shares (US$0.06 par value; 25,000,000 shares authorized; 2,097,535 and 2,610,785 shares issued outstanding as of December 31, 2023 and June 30, 2024)	13	121	139
Additional paid-in capital		205,920	207,487
Accumulated deficit		(186,599)	(188,034)

Total equity attributable to shareholders of the Company		19,442	19,592

Total shareholders’ equity		19,442	19,592

Total liabilities and shareholders’ equity		24,543	24,661

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Three Months Ended of June 30,		For the Six Months Ended of June 30,
	Note	2023	2024	2023	2024
		US$’000	US$’000	US$’000	US$’000

Revenues		6,377	2,329	7,284	4,979
Cost of revenues		(6,144)	(2,543)	(7,394)	(5,321)
Gross loss		233	(214)	(110)	(342)
Operating expenses:
Selling and marketing expenses		(70)	(61)	(198)	(96)
General and administrative expenses		(262)	(353)	(791)	(1,259)
Loss from operations		(99)	(628)	(1,099)	(1,697)
Other income (expenses):
Realized gain on exchange of digital assets		(17)	(74)	34	256
Interest income		1	-	1	-
Interest expenses		(20)	(9)	(50)	(15)
Equity in income on equity method investments		1	10	1	25
Other expenses, net		(1)	(3)	(2)	(4)
Loss before income tax		(135)	(704)	(1,115)	(1,435)
Income tax expense	9	-	-	-	-
Net loss		(135)	(704)	(1,115)	(1,435)

Net loss per share-Basic	11	(0.11)	(0.27)	(0.91)	(0.56)
Net loss per share- Diluted		(0.11)	(0.27)	(0.91)	(0.56)
Weighted average shares used in calculating net loss per share
- Basic		1,285,549	2,610,785	1,229,652	2,577,607
- Diluted		1,285,549	2,610,785	1,229,652	2,577,607

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of US$, except share data and per share data, or otherwise noted)

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of December 31, 2022		1,044,009	63	202,992	(183,775)	19,280	19,280
Net loss for the period		-	-	-	(1,115)	(1,115)	(1,115)
Issuance of ordinary shares		257,620	15	(15)	-	-	-
Share-based compensation		-	-	138	-	138	138
Balances as of June 30, 2023		1,301,629	78	203,115	(184,890)	18,303	18,303

*	Retrospectively restated due to twenty for one reverse stock split, see Note 13

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of December 31, 2023		2,097,535	121	205,920	(186,599)	19,442	19,442
Net loss for the period		-	-	-	(1,435)	(1,435)	(1,435)
Issuance of ordinary shares		513,250	18	996	-	1,014	1,014
Share-based compensation		-	-	571	-	571	571
Balances as of June 30, 2024		2,610,785	139	207,487	(188,034)	19,592	19,592

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of March 31, 2023		1,255,901	78	202,977	(184,755)	18,300	18,300
Net loss for the period		-	-	-	(135)	(135)	(135)
Issuance of ordinary shares		45,728	-	-	-	-	-
Share-based compensation		-	-	138	-	138	138
Balances as of June 30, 2023		1,301,629	78	203,115	(184,890)	18,303	18,303

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of March 31, 2024		2,610,785	139	207,487	(187,330)	20,296	20,296
Net loss for the period		-	-	-	(704)	(704)	(704)
Issuance of ordinary shares		-	-	-	-	-	-
Share-based compensation		-	-	-	-	-	-
Balances as of June 30, 2024		2,610,785	139	207,487	(188,034)	19,592	19,592

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Six Months Ended of June 30,
	Note	2023	2024
		US$’000	US$’000

Cash flows from operating activities:
Net loss		(1,115)	(1,435)
Adjustments to reconcile net income/(loss) to net cash generated from operating activities:
Depreciation and amortization		1,674	1,781
Realized gain on exchange of digital assets		(34)	(256)
Equity income on equity method investments		(1)	(25)
Share-based compensation expenses	12	138	571
(Increase)/decrease in accounts receivable		3,417	5,044
(Increase)/decrease in prepayments and other current assets		1,531	(2,270)
Change of Digital assets		51	(123)
Increase in accrued expenses and other payables		50	-
Decrease in accounts payable		(3,300)	(38)
Increase in deferred revenue		-	420
Net cash flow generated from/(used in) operating activities		2,411	3,669
Cash flows from investing activities:
Purchases of property and equipment		(1,827)	(4,025)
Repayment of advances from related parties		-	(647)
Advances from related parties		-	390
Net cash generated from/(used in) investing activities		(1,827)	(4,282)
Cash flows from financing activities:
Proceeds from Short term loans		-	721
Repayment of Short term loans		(417)	(336)
Proceeds from issuance of ordinary shares for private placement		-	472
Net cash generated from/(used in) financing activities		(417)	857
Net increase/(decrease) in cash and cash equivalents and restricted cash		167	244
Cash and cash equivalents and restricted cash at the beginning of the period		48	43
Cash and cash equivalents and restricted cash at the end of the period		215	287
Supplemental disclosure of cash flow information:
Interest paid		50	15

BTC DIGITAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of RMB, except share data and per share data, or otherwise noted)

1.	Organization and Principal Activities

(a)	Principal activities

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

As of June 30, 2024, the details of the Company’s subsidiaries were as follows:

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

Organization and General

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.06 per share. On September 27, 2019, the Company issued one ordinary share to its sole director Richard Fear for a purchase price of $0.0001. On the same day, the one ordinary share owned by Richard Fear was transferred to Guo Yupeng.

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

Digital asset (including bitcoin) is included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Group through its mining activities are accounted for in connection with the Group’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital assets at the time its fair value is being measured. In testing for impairment, the Group has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Group concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of digital assets by the Group, if any, will be included within investing activities in the accompanying consolidated statements of cash flows, while digital assets awarded to the Group through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the consolidated statements of operations and comprehensive income (loss). The Group accounts for its gains or losses in accordance with the first-in first-out method of accounting.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recorded for the years December 31, 2023 and for the six months ended June 30, 2024.

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

The Group adopted ASC 606, “Revenue from Contracts with Customers” for all periods presented. Consistent with the criteria of ASC 606, the Group follows five steps for its revenue recognition: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The primary sources of the Group’s revenue is as follows:

(1)	Digital asset mining

The Group has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Group’s enforceable right to compensation only begins when the Group provides computing power to the mining pool operator. In exchange for providing computing power, the Group is entitled to a fractional share of the fixed digital assets award the mining pool operator receives, for successfully adding a block to the blockchain. The Group’s fractional share is based on the proportion of computing power the Group contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Group’s ordinary activities. The provision of such computing power is the only performance obligation in the Group’s contracts with mining pool operators. The transaction consideration the Group receives, if any, is noncash consideration, which the Group measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Group has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Group receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital assets award received is determined using the quoted price of the related digital assets at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Group may be required to change its policies, which could have an effect on the Group’s consolidated financial position and results from operations.

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

The Group reduces the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not’’ that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not’’ realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and the Group’s experience with operating loss and tax credit carryforwards, if any, not expiring.

The Group recognizes in its financial statements the impact of a tax position if that position is “more-likely-than-not’’ to prevail based on the facts and technical merits of the position. Tax positions that meet the “more-likely-than-not’’ recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties recognized related to unrecognized tax benefits are classified as income tax expense in the consolidated statements of comprehensive income.

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

Estimation of the fair value involves significant assumptions that might not be observable in the market, and a number of complex and subjective variables, including the expected share price volatility (approximated by the volatility of comparable companies), discount rate, risk-free interest rate and subjective judgments regarding the Group’s projected financial and operating results, its unique business risks and its operating history and prospects at the time the grants are made.

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

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from related parties, accounts payable, amounts due to related parties, income taxes payable, accrued expenses and other payables as of December 31, 2023 and June 30, 2024 approximate their fair values because of short maturity of these instruments.

(ad)	Net income/(loss) per share

Basic net income/(loss) per share is computed by dividing net income/(loss) attributable to shareholders of the Group by the weighted average number of ordinary shares outstanding during the year. Diluted net income/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised into common shares. Ordinary share equivalents are excluded from the computation of the diluted net income/(loss) per share in years when their effect would be anti-dilutive. The Group has non-vested shares which could potentially dilute basic income/(loss) per share in the future. To calculate the number of shares for diluted net income/(loss) per share, the effect of the non-vested shares is computed using the treasury stock method.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Group does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

3.	Risks and Concentration

Credit and concentration risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and restricted cash. As of June 30, 2024, substantially all of the Group’s cash and cash equivalents and restricted cash were deposited in financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

4.	Accounts receivables

The following table provides information about contract assets, accounts receivable, deferred revenue and financial liabilities from contracts with customers.

	As of December 31,	As of June 30,
	2023	2024
	US$’000	US$’000

Accounts receivable	5,485	441

5.	Prepayments and other current assets

The prepayments and other assets consist of the following:

	As of December 31,	As of June 30,
	2023	2024
	US$’000	US$’000
Prepayments and other current assets
Prepayment for equipment	2,285	7,463
Deposits	328	328
Others	367	341
Total	2,980	8,132

*	The others mainly include prepaid consulting service fees and other sundry receivables.

6.	Digital assets

	As of December 31,	As of June 30,
	2023	2024
	US$’000	US$’000

BTC	436	815
Total	436	815

Additional information about bitcoin:

For the six months ended June 30, 2024, the Group generated bitcoins primarily through mining services. The following table presents additional information about bitcoins for the years ended December 31, 2023 and for the six months ended June 30, 2024, respectively:

	As of December 31,	As of June 30,
	2023	2024
	US$’000	US$’000

Opening balance	91	436
Receipt of bitcoins from mining services	2,882	939
Exchange of BTC into USDT	(2,537)	(560)
Ending balance	436	815

For the six months ended June 30, 2024 and for the years ended December 31, 2023, the Group recognized impairment of Nil against bitcoins.

7.	Equity method investments

In December 2021, the Group had entered into an agreement with industry experts to establish a joint venture, Met Chain Co Limited under the laws of Hong Kong (the “2021 Joint Venture”), specializing in the research and development (“R&D”), production, and sales of cryptocurrency mining equipment. Upon the formation of the 2021 joint venture, the Group held 21% of the equity interests in the 2021 joint venture, with the option to acquire the equity interests held by the other parties to the Joint Venture Agreement under certain conditions as set forth in the Joint Venture Agreement. In November 2022, the Group had entered into an equity transfer agreement with each of the four other equity holders of Met Chain Co Limited to acquire a total of 3.3% of the equity interests in Met Chain Co Limited from the four equity holders, in consideration for such number of ordinary shares of the Company, par value $0.06 per share, valued at RMB7,120,478. As of December 31,2023 and June 30, 2024, the Group held 24.3% and 24.3% of the equity interests in Met Chain Co Limited, respectively.

The Group recognized gain on equity method investments of $1,000 and $25,000 for the six months ended June 30, 2023 and 2024, respectively.

8.	Property and equipment, net

Property and equipment consists of the following:

	As of December 31,	As of June 30,
	2023	2024
	US$’000	US$’000
Cost:
Miners for Bitcoin	17,241	18,384
Total cost	17,241	18,384

Less: Accumulated depreciation	4,539	6,320

Property and equipment, net	12,702	12,064

Depreciation expense recognized for the six months ended June 30, 2023 and 2024 were $1,674, and $1,781, respectively.

9.	Income tax

(a)	Cayman Islands

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

On October 1, 2022, the Group entered into a loan agreement with JM Digital., INC., with a maturity date of October 1, 2023. The Group had drawn down USDT $1,000 (RMB 6,897.2) under the agreement, which is subject to a fixed interest rate of 12% and an origination fee rate of 2%. The loan was guaranteed by 147 units of Ant Miner (S19 series machines) that are hosted at Exponential Digital, LLC’s facilities as collateral. The loan was fully repaid upon maturity as of December 31, 2023.

In 2023, the Group used BTC as collateral on Binance and applied for a collateralized loan of 181,500 USDT. These loans have no fixed term and can be repaid at any time. As of December 31, 2023, the Group had 4.09 BTC pledged as collateral, with an outstanding loan balance of 125,000 USDT. As of June 30, 2024, the Group had 11.62 BTC pledged as collateral, with an outstanding loan balance of 510,000 USDT.

11.	Loss per share

Basic and diluted net loss per share for each of the years presented are calculated as follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands of US$, except share data and per share data)		(in thousands of US$, except share data and per share data)
Losses per share—basic
Numerator:
Net loss available to shareholders of the Company - basic and diluted	(135)	(704)	(1,115)	(1,435)
Denominator
Weighted average number of ordinary shares - basic	1,285,549	2,610,785	1,229,652	2,577,607
Effect of dilutive securities	-	-	-	-
Dilutive effect of non-vested shares	1,285,549	2,610,785	1,229,652	2,577,607
Denominator for diluted net loss per share
Losses per share— basic	(0.11)	(0.27)	(0.91)	(0.56)
Losses per share—diluted	(0.11)	(0.27)	(0.91)	(0.56)

12.	Share-based compensation

The Group adopted the 2020 employee equity incentive plan (“2020 Plan”) for the granting of share-based awards to executive management, key employees and directors of the Group in exchange for their services.

According to the term of the 2020 Plan, the awarded share units would be contingently redeemable upon the occurrence of certain events. The repurchase price is determined based on a number of factors, including but not limited to the original subscription price of the share units and the business performance of the Group. The Group has made an assessment of the cash settlement feature in the award and the probability of the contingent event’s occurrence. Based on the assessment, the Group concluded that the cash settlement feature could be exercised only on the occurrence of a contingent event that is outside the employee’s control, and is not probable of occurring. Accordingly, the Group classified the award as equity.

The Group accounts for the compensation cost based on the fair value of the awarded share units on the grant-date, on which all criteria for establishing the grant dates are satisfied. The grant-date fair value of the awarded share units is recognized as compensation expense, net of estimated forfeitures, over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

The share-based compensation expenses of $138,000 and $571,000 were charged to general and administrative expenses for the six months ended June 30, 2023 and 2024, respectively.

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

As of December 31, 2023 and June 30, 2024, there were 2,097,535 and 2,610,785 ordinary shares issued and outstanding, respectively.

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

Name of party	Relationship
Mr. Zhao Jishuang	A major shareholder of the Company
Mr. Guo Yupeng	A major shareholder of the Company
Mr. Peng Siguang	A major shareholder of the Company
Met Chain Co.,Limited	An associate company of the company

(a)	Major transactions with related parties

	For the Six Months Ended June 30,
	2023	2024
	USD’000	USD’000

Advances from related parties
- Mr. Zhao Jishuang	-	390
Total	-	390

	For the Six Months Ended June 30,
	2023	2024
	USD’000	USD’000

Repayment of advances from related parties
- Mr. Zhao Jishuang	-	644
- Met Chain Co.,Limited	-	3
Total	-	647

(b)	Balances with related parties

	As of December 31,	As of June 30,
	2023	2024
	USD’000	USD’000
Amounts due to related parties
Current
- Mr. Guo Yupeng	290	290
- Mr. Zhao Jishuang	1,952	1,698
- Met Chain Co.,Limited	1,814	1,811
Total	4,056	3,799

(i)	Advances from/to these related parties are unsecured, interest free and repayable on demand.

15.	Restricted net assets

There is no other restriction on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company.

16.	Commitments

Capital commitments

The Group has commitment for capital expenditure totaling $4.29 million as of June 30, 2024. The commitment is related to purchase miners and acquire a BTC mining facility.

17.	Subsequent events

The Group has assessed all subsequent events from June 30, 2024, up through August 14, 2024, which is the date that these consolidated financial statements were available to be issued. No subsequent event which had a material impact on the Group was identified through the date of issuance of the financial statements.

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

For the six months ended June 30, 2024, we generated a substantial majority of our revenue from mining machines resale. For the six months ended June 30, 2024, we generated a substantial majority of our revenue from bitcoin mining. We store all of our bitcoins mined in hot wallets, or cryptocurrency wallets connected to the Internet, and may from time to time exchange bitcoins mined for fiat currency to generate cash flow to fund our business operations. We attribute our growth since we launched our crypto asset business in 2022 to our competitive strengths in diversified revenue streams, dedicated team and efforts towards regulatory compliance, and our experienced and visionary management team.

As of June 30, 2024, we owned a total of 2021 mining machines under operation with a total hash rate of 213PH/S. We manage and operate our mining machines at one hosting facility operated by a hosting facility owner in New Tazewell, Tennessee. For the six months ended June 30, 2024, we mined a total of 16.45 bitcoins, generating US$0.94 million in revenue.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations, both in absolute amounts and as a percentage of total net revenue, for the period indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in our annual report on Form 10-K and quarterly reports on Form 10-Q. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	For the Three months ended June 30,
	2023		2024
	US$	%	US$	%
Summary Consolidated Statements of Operations:
Revenues	6,377	100.0	2,329	100.0
Cost of revenues	(6,144)	(96.3)	(2,543)	(109.2)
Gross loss	233	3.7	(214)	(9.2)
Operating expenses:
Selling and marketing expenses	(70)	(1.1)	(61)	(2.6)
General and administrative expenses	(262)	(4.1)	(353)	(15.2)
Loss from operations	(99)	(1.6)	(628)	(27.0)
Interest income	1	0.02	-	-
Interest expenses	(20)	(0.3)	(9)	(0.4)
Realized gain on exchange of digital assets	(17)	(0.3)	(74)	(3.2)
Equity in income on equity method investments	1	0.02	10	0.4
Others expense, net	(1)	(0.02)	(3)	(0.1)
Loss before income tax	(135)	(2.1)	(704)	(30.2)
Income tax expense	-	-	-	-
Net loss	(135)	(2.1)	(704)	(30.2)

Revenues

	For the Three Months Ended June 30,
	2023		2024
	US$	%	US$	%
Bitcoin mining	892	14.0	267	11.5
Mining machines resale	5,485	86.0	1,707	73.3
Miner rental and other mining-related business	-	-	355	15.2
Total	6,377	100.0	2,329	100.0

Our total revenue decreased by 63.5% from US$6.4 million in the three months ended of June 30, 2023 to US$2.3 million in the three months ended of June 30, 2024. This decrease was primarily due to a drop in both bitcoin mining and mining machines resale revenue compared to the same period last year. The decline in mining revenue was partly because the Group used more of its existing bitcoin mining machines for rentals in the second quarter, while newly purchased bitcoin mining machines had not yet been deployed. Additionally, mining revenue was also affected to some extent by the bitcoin halving event. The decrease in mining machines resale was mainly due to the bitcoin mining reward halving event, which temporarily reduced market demand for mining machines.

Cost of Revenues

Our total cost of revenues decreased by 58.6% from US$6.1 million in the three months ended of June 30, 2023 to US$2.5 million in the three months ended of June 30, 2024. This decrease is largely consistent with the decline in bitcoin mining and mining machines resale, as the reduction in operations of our owned bitcoin mining machines and resale business led to a corresponding decrease in operational costs.

Gross Profit and Gross Profit Margin

As a result of the foregoing, our gross profit decreased by US$0.4 million, from US$0.2 million in the three months ended of June 30, 2023 to negative US$0.2 million in the three months ended of June 30, 2024. Our gross profit margin decreased from 3.7% in the three months ended of June 30, 2023 to negative 9.2% in the three months ended of June 30, 2024.

Selling and Marketing Expenses

Our selling and marketing expenses decreased from US$70 thousand in the three months ended of June 30, 2023 to US$61 thousand in the three months ended of June 30, 2024. This decrease was mainly due to the decrease in the volume of mining machine resales during this period, which led to a corresponding reduction in sales expenses.

General and Administrative Expenses

Our general and administrative expenses increased by 34.7% from US$0.3 million in the three months ended of June 30, 2023 to US$0.4 million in the three months ended of June 30, 2024. This increase was primarily due to the increase in the number of employees and daily office expenses resulting from business development.

Interest Expenses

Our interest expenses decreased from US$20 thousand for the three months ended of June 30, 2023 to US$9 thousand for the three months ended of June 30, 2024. This reduction is consistent with the decrease in short-term loans.

Equity in Income on Equity Method Investments

Our gain on equity method investments was US$1 thousand and US$10 thousand for the three months ended of June 30, 2023 and 2024, respectively.

Loss Before Income Tax

As a result of the foregoing, we had a loss before income tax of US$135 thousand for the three months ended of June 30, 2023, as compared to a loss before income tax of US$704 thousand for the three months ended of June 30, 2024.

Net Loss

As a result of the foregoing, we had a net loss of US$135 thousand for the three months ended of June 30, 2023, as compared to a net loss of US$704 thousand for the three months ended of June 30, 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	For the six months ended June 30,
	2023		2024
	US$	%	US$	%
Summary Consolidated Statements of Operations:
Revenues	7,284	100.0	4,979	100.0
Cost of revenues	(7,394)	(101.5)	(5,321)	(106.9)
Gross loss	(110)	(1.5)	(342)	(6.9)
Operating expenses:
Selling and marketing expenses	(198)	(2.7)	(96)	(1.9)
General and administrative expenses	(791)	(10.9)	(1,259)	(25.3)
Loss from operations	(1,099)	(15.1)	(1,697)	(34.1)
Interest income	1	0.01
Interest expenses	(50)	(0.7)	(15)	(0.3)
Realized gain on exchange of digital assets	34	0.5	256	5.1
Equity in income on equity method investments	1	0.01	25	0.5
Others expense, net	(2)	(0.03)	(4)	(0.1)
Loss before income tax	(1,115)	(15.3)	(1,435)	(28.8)
Income tax expense	-	-	-	-
Net loss	(1,115)	(15.3)	(1,435)	(28.8)

Revenues

	For the Six Months Ended June 30,
	2023		2024
	US$	%	US$	%
Bitcoin mining	1,342	18.4	939	18.9
Mining machines resale	5,485	75.3	3,435	69.0
Miner rental and other mining-related business	457	6.3	605	12.1
Total	7,284	100.0	4,979	100.0

Our total revenue decreased by 31.6% from US$7.3 million in the six months ended of June 30, 2023 to US$5.0 million in the six months ended of June 30, 2024. This decrease was primarily due to a drop in both bitcoin mining and mining machines resale revenue compared to the same period last year. The decline in mining revenue was partly because the Group used more of its existing bitcoin mining machines for rentals in the second quarter, while newly purchased bitcoin mining machines had not yet been deployed. Additionally, mining revenue was also affected to some extent by the bitcoin halving event. The decrease in mining machines resale was mainly due to the bitcoin mining reward halving event, which temporarily reduced market demand for mining machines.

Cost of Revenues

Our total cost of revenues decreased by 28.0% from US$7.4 million in the six months ended of June 30, 2023 to US$5.3 million in the six months ended of June 30, 2024. This decrease is largely consistent with the decline in bitcoin mining and mining machines resale, as the reduction in operations of our owned bitcoin mining machines and resale business led to a corresponding decrease in operational costs.

Gross Loss and Gross Loss Margin

As a result of the foregoing, our gross loss increased by US$0.2 million, from US$0.1 million in the six months ended of June 30, 2023 to US$0.3 million in the six months ended of June 30, 2024. Our gross loss margin increased from 1.5% in the six months ended of June 30, 2023 to 6.9% in the six months ended of June 30, 2024.

Selling and Marketing Expenses

Our selling and marketing expenses decreased from US$198 thousand in the six months ended of June 30, 2023 to US$96 thousand in the six months ended of June 30, 2024. This decrease was mainly due to a 40% reduction in the volume of mining machine resales during this period, which led to a corresponding reduction in sales expenses.

General and Administrative Expenses

Our general and administrative expenses increased by 59.1% from US$0.8 million in the six months ended of June 30, 2023 to US$1.3 million in the six months ended of June 30, 2024. This increase was primarily due to the rise in expenses related to the Employee Stock Option Plan, which amounted to US$0.57 million.

Interest Expenses

Our interest expenses decreased from US$50 thousand for the six months ended of June 30, 2023 to US$15 thousand for the six months ended of June 30, 2024. This reduction is consistent with the decrease in short-term loans.

Equity in Income on Equity Method Investments

Our gain on equity method investments was US$1 thousand and US$25 thousand for the six months ended of June 30, 2023 and 2024, respectively.

Loss Before Income Tax

As a result of the foregoing, we had a loss before income tax of US$1,115 thousand for the six months ended of June 30, 2023, as compared to a loss before income tax of US$1,435 thousand for the six months ended of June 30, 2024.

Net Loss

As a result of the foregoing, we had a net loss of US$1,115 thousand for the six months ended of June 30, 2023, as compared to a net loss of US$1,435 thousand for the six months ended of June 30, 2024.

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

Adjusted net income represents net income/(loss) before share-based compensation and offering expenses. The table below sets forth a reconciliation of our adjusted net income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2024	2023	2024
	US$	US$	US$	US$
	(in thousands, except for percentages)		(in thousands, except for percentages)
Net loss	(135)	(704)	(1,115)	(1,435)
Add:
Share-based compensation expenses	138	-	138	571
Adjusted net loss	3	(704)	(977)	(864)

In addition, adjusted EBITDA represents the net income/(loss) before interest expenses, income tax expenses, depreciation and amortization, and excluding share-based compensation expenses and offering expenses. The table below sets forth a reconciliation of our adjusted EBITDA for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2024	2023	2024
	US$	US$	US$	US$
	(in thousands, except for percentages)		(in thousands, except for percentages)
Net loss	(135)	(704)	(1,115)	(1,435)
Subtract:
Net interest loss	(19)	(9)	(49)	(15)
Add:
Income tax expense			-	-
Depreciation and amortization	835	919	1,674	1,781
EBITDA	719	224	608	361
Add:
Share-based compensation expenses	138	-	138	571
Adjusted EBITDA	857	224	746	932

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

Hong Kong

Our two wholly-owned subsidiaries in Hong Kong, Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited, are subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. No Hong Kong profit tax has been levied in our consolidated financial statements as Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited had no assessable income for the years ended December 31, 2023 and for the three months ended of June 30, 2024.

Our two wholly-owned subsidiaries in Hong Kong, Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited, are subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. No Hong Kong profit tax has been levied in our consolidated financial statements as Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited had no assessable income for the years ended December 31, 2023 and for the six months ended of June 30, 2024.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been from cash generated from operating activities. As of December 31, 2023 and June 30, 2024, we had US$43,000 and US$287,000, respectively, in cash and cash equivalents. Cash and cash equivalents consist of cash on hand placed with banks or other financial institutions and highly liquid investment which are unrestricted as to withdrawal and use and have original maturities of three months or less when purchased.

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

The following table sets forth a summary of our cash flows for the periods presented:

	For the Six Months Ended June 30,
	2023	2024
	US$	US$
	(in thousands, except for percentages)
Summary Consolidated Cash Flow Data:
Net cash generated from operating activities	2,411	3,669
Net cash used in investing activities	(1,827)	(4,282)
Net cash generated from/ (used in) financing activities	(417)	857
Net increase in cash and cash equivalents	167	244
Cash and cash equivalents at the beginning of period	48	43
Cash and cash equivalents at the end of period	215	287

Operating Activities

Net cash generated from operating activities amounted to US$2.4 million for the six months ended June 30, 2023. The difference between our net loss of US$1.1 million and the net cash used in operating activities was primarily due to (i) depreciation of US$1.7 million; (ii) share-based compensation expenses of US$0.1 million; (iii) increase in accounts receivable of US$3.4 million; and (iv) decrease in prepayments and other current assets of US$1.5 million; partially offset by (i) decrease in accounts payable of US$3.3 million.

Net cash generated from operating activities amounted to US$3.7 million for the six months ended of June 30, 2024. The difference between our net loss of US$1.4 million and the net cash used in operating activities was primarily due to (i) depreciation and amortization of US$1.8 million; (ii) decrease in accounts receivable of US$5.0 million, primarily due to the collection of receivables from mining machines resale; and (iii) increase in prepayments and other current assets of US$2.3 million, mainly due to an increase in advance payments for purchases.

Investing Activities

Net cash used in investing activities amounted to US$1.8 million for the six months ended June 30, 2023. This was primarily attributable to purchases of property and equipment of US$1.8 million.

Net cash used in investing activities amounted to US$4.3 million for the six months ended of June 30, 2024. This was primarily attributable to the purchases of property and equipment of US$4.0 million, repayment of advances to related parties of US$0.6 million and advances from related parties of US$0.4 million.

Financing Activities

Net cash used in financing activities amounted to US$0.4 million for the six months ended June 30, 2023. This was primarily attributable to repayment of short term loans of US$0.4 million.

Net cash flow generated from financing activities amounted to US$857,000 for the six months ended of June 30, 2024. This was primarily attributable to (i) the proceeds from issuance of ordinary shares for private placement of US$0.5 million, (ii) proceeds from short term loans of US$0.7 million; partially offset by (i) repayment of short term loans of US$0.3 million.

Capital Expenditures

Our capital expenditures amounted to US$0.5 million and US$3.4 million in for the three months ended of June 30, 2023 and 2024, respectively. Our capital expenditures amounted to US$1.8 million and US$4.0 million in for the six months ended of June 30, 2023 and 2024, respectively. We will continue to make capital expenditures to meet the expected growth of our business and expect that cash generated from our operating activities and financing activities will meet our capital expenditure needs in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2024, does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for 2023.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2024, the Company and its wholly owned subsidiary, Meten Service USA Corp., entered into an acquisition and purchase agreement (“Agreement”) with MINE CRYPTO PRO INC. (the “Seller”) to acquire a wholly owned subsidiary of the Seller and its Bitcoin mining facility at a total consideration of $1.99 million. The details of this transaction and the Agreement was disclosed on Form 8-K filed with the SEC on July 3, 2024.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the second quarter of 2024.

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

Date: August 14, 2024	BTC Digital Ltd.

	By:	/s/ Yupeng Guo
Yupeng Guo
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)