Form 10-Q
period 2024-09-30
BTC Digital Ltd.
filed 2024-11-14
CIK 1796514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The aggregate market value of the shares of ordinary shares, par value $0.06 per share, held by non-affiliates of the registrant as of September 30, 2024, was approximately $5.55 million, based on the closing sale price per share of the registrant’s ordinary share as reported by the Nasdaq Capital Market on such date.

As of September 30, 2024, BTC Digital Ltd. had 3,297,452 shares of outstanding ordinary shares, par value $0.06 per share.

BTC DIGITAL LTD.

FORM 10-Q

i

Forward-Looking Statements

The following discussion and analysis of our financial condition, results of operations and notes to the unaudited condensed consolidated financial statements included herein contains forward-looking statements that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to revenue, cost of sales, expenses, costs, income (loss), and potential growth opportunities are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our annual report on Form 10-K (the “10-K”) filed on April 15, 2024 with the U.S. Securities and Exchange Commission (the “SEC”).

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. The forward-looking statements appear in a number of places in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “is/are likely to,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “continue” and “ongoing,” or the negative of these terms or other comparable terminology intended to identify statements about the future. The forward-looking statements and opinions are based upon current expectations and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so except as required by applicable laws.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,	As of September 30,
	Note	2023	2024
		US$’000	US$’000

ASSETS
Current assets
Cash and cash equivalents		43	27
Accounts receivable	4	5,485	1,692
Prepayments and other current assets	5	2,980	7,440
Digital assets	6	436	736

Total current assets		8,944	9,895

Non-current assets
Equity method investments	7	2,897	4,023
Property and equipment, net	8	12,702	11,145
Total non-current assets		15,599	15,168

Total assets		24,543	25,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		128	-
Short term loans	10	125	544
Deferred revenue		792	289
Amounts due to related parties	14(b)	4,056	3,799
Total current liabilities		5,101	4,632

Total liabilities		5,101	4,632

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of US$, except share data and per share data, or otherwise noted)

		As of December 31,	As of September 30,
	Note	2023	2024
		US$’000	US$’000

Shareholders’ equity
Ordinary shares (US$0.06 par value; 25,000,000 shares authorized; 2,097,535 and 3,297,452 shares issued outstanding as of December 31, 2023 and September 30, 2024)	13	121	180
Additional paid-in capital		205,920	208,856
Accumulated deficit		(186,599)	(188,605)

Total equity attributable to shareholders of the Company		19,442	20,431

Total shareholders’ equity		19,442	20,431

Total liabilities and shareholders’ equity		24,543	25,063

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Three Months Ended of September 30,		For the Nine Months Ended of September 30,
	Note	2023	2024	2023	2024
		US$’000	US$’000	US$’000	US$’000

Revenues		845	2,559	8,129	7,538
Cost of revenues		(1,386)	(2,820)	(8,780)	(8,141)
Gross loss		(541)	(261)	(651)	(603)
Operating expenses:
Selling and marketing expenses		-	(63)	(198)	(159)
General and administrative expenses		(153)	(218)	(944)	(1,477)
Loss from operations		(694)	(542)	(1,793)	(2,239)
Other income (expenses):
Realized gain on exchange of digital assets		(2)	(75)	32	181
Interest income		-	-	1	-
Interest expenses		(11)	(2)	(61)	(17)
Equity in income on equity method investments		5	50	6	75
Other expenses, net		(305)	(2)	(307)	(6)
Loss before income tax		(1,007)	(571)	(2,122)	(2,006)
Income tax expense	9	-	-	-	-
Net loss		(1,007)	(571)	(2,122)	(2,006)

Net loss per share-Basic	11	(0.63)	(0.21)	(1.57)	(0.76)
Net loss per share- Diluted		(0.63)	(0.21)	(1.57)	(0.76)
Weighted average shares used in calculating net loss per share
- Basic		1,593,789	2,695,568	1,352,539	2,654,319
- Diluted		1,593,789	2,695,568	1,352,539	2,654,319

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of US$, except share data and per share data, or otherwise noted)

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of December 31, 2022		1,044,009	63	202,992	(183,775)	19,280	19,280
Net loss for the period		-	-	-	(2,122)	(2,122)	(2,122)
Issuance of ordinary shares		776,954	41	1,840	-	1,881	1,881
Share-based compensation		-	-	138	-	138	138
Balances as of September 30, 2023		1,820,963	104	204,970	(185,897)	19,177	19,177

*	Retrospectively restated due to twenty for one reverse stock split, see Note 13

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of December 31, 2023		2,097,535	121	205,920	(186,599)	19,442	19,442
Net loss for the period		-	-	-	(2,006)	(2,006)	(2,006)
Issuance of ordinary shares		1,199,917	59	2,365	-	2,424	2,424
Share-based compensation		-	-	571	-	571	571
Balances as of September 30, 2024		3,297,452	180	208,856	(188,605)	20,431	20,431

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of June 30, 2023		1,301,629	78	203,115	(184,890)	18,303	18,303
Net loss for the period		-	-	-	(1,007)	(1,007)	(1,007)
Issuance of ordinary shares		519,334	26	1,855	-	1,881	1,881
Balances as of September 30, 2023		1,820,963	104	204,970	(185,897)	19,177	19,177

		Ordinary shares		Additional paid-in capital	Accumulated deficit	Total equity attributable to shareholders of the Company	Total equity
	Note	Number of shares*[1]	US$’000	US$’000	US$’000	US$’000	US$’000
Balances as of June 30, 2024		2,610,785	139	207,487	(188,034)	19,592	19,592
Net loss for the period		-	-	-	(571)	(571)	(571)
Issuance of ordinary shares		686,667	41	1,369	-	1,410	1,410
Balances as of September 30, 2024		3,297,452	180	208,856	(188,605)	20,431	20,431

BTC DIGITAL LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US$, except share data and per share data, or otherwise noted)

		For the Nine Months Ended of September 30,
	Note	2023	2024
		US$’000	US$’000

Cash flows from operating activities:
Net loss		(2,122)	(2,006)
Adjustments to reconcile net income/(loss) to net cash generated from operating activities:
Depreciation		2,305	2,700
Realized gain on exchange of digital assets		(32)	(181)
Equity income on equity method investments		(6)	(75)
Share-based compensation expenses	12	138	571
Decrease in accounts receivable		3,417	3,793
(Increase)/decrease in prepayments and other current assets		1,118	(1,209)
Change of Digital assets		87	(119)
Net loss on disposal of property and equipment		316	-
Decrease in accounts payable		(3,173)	(128)
Increase in deferred revenue		-	39
Net cash flow generated from operating activities		2,048	3,385
Cash flows from investing activities:
Purchases of property and equipment		(1,827)	(4,035)
Repayment of advances from related parties		(1,255)	(657)
Advances from related parties		-	400
Net cash used in investing activities		(3,082)	(4,292)
Cash flows from financing activities:
Proceeds from Short term loans		57	755
Repayment of Short term loans		(585)	(336)
Proceeds from issuance of ordinary shares for private placement		1,881	472
Net cash generated from financing activities		1,353	891
Net increase/(decrease) in cash and cash equivalents and restricted cash		319	(16)
Cash and cash equivalents and restricted cash at the beginning of the period		48	43
Cash and cash equivalents and restricted cash at the end of the period		367	27
Supplemental disclosure of cash flow information:
Interest paid		50	17
Supplemental disclosure of non-cash investing activities:
Issuance of common shares for the purchase of equity in a joint venture		-	1,051
Issuance of common shares for the payment of mining facility acquisition		-	360

BTC DIGITAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of RMB, except share data and per share data, or otherwise noted)

1.	Organization and Principal Activities

(a)	Principal activities

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

As of September 30, 2024, the details of the Company’s subsidiaries were as follows:

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect economic ownership	Principal activities
Major subsidiaries:
Meten International Education Group	July 10, 2018	Cayman Islands	100%	Investment holding
Meten Education Investment Limited (“Meten BVI”)	July 18, 2018	British Virgin Islands (“BVI”)	100%	Investment holding
Likeshuo Education Investment Limited (“Likeshuo BVI”)	July 18, 2018	BVI	100%	Investment holding
Meten Education (Hong Kong) Limited (“Meten HK”)	August 22, 2018	Hong Kong	100%	Investment holding
Likeshuo Education (Hong Kong) Limited (“Likeshuo HK”)	August 22, 2018	Hong Kong	100%	Investment holding
Meta Path investing holding company	December 3, 2021	Cayman Islands	100%	Investment holding
Met Chain investing holding company Ltd	January 5, 2022	BVI	100%	Investment holding
METEN BLOCK CHAIN LLC	March 8, 2022	United States	100%	Investment holding
Meten Service USA Corp.	March 3, 2016	United States	100%	Investment holding
BTC DIGITAL SINGAPORE PTE. LTD.	March 14, 2024	Singapore	100%	Investment holding

(b)	History of the Group and reorganization

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

In connection with merger transaction, on February 28, 2020, March 19, 2020 and March 26, 2020, three unrelated investors agreed to invest USD 6,000, USD 4,000 and USD 6,000 to purchase shares of the Company. The financing of the USD 12,000 was completed on March 30, 2020, and the USD 4,000 financing was terminated on April 14, 2020 as the investor failed to pay the purchase price by the agreed deadline.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recorded for the years December 31, 2023 and for the nine months ended September 30, 2024.

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

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from related parties, accounts payable, amounts due to related parties, income taxes payable, accrued expenses and other payables as of December 31, 2023 and September 30, 2024 approximate their fair values because of short maturity of these instruments.

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

Credit and concentration risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and restricted cash. As of September 30, 2024, substantially all of the Group’s cash and cash equivalents and restricted cash were deposited in financial institutions located in the United States, Hong Kong and the PRC, which management believes are of high credit quality.

4.	Accounts receivables

The following table provides information about contract assets, accounts receivable, deferred revenue and financial liabilities from contracts with customers.

	As of December 31,	As of September 30,
	2023	2024
	US$’000	US$’000

Accounts receivable	5,485	1,692

5.	Prepayments and other current assets

The prepayments and other assets consist of the following:

	As of December 31,	As of September 30,
	2023	2024
	US$’000	US$’000
Prepayments and other current assets
Prepayment for equipment	2,285	6,279
Deposits	328	827
Others	367	334
Total	2,980	7,440

*	The others mainly include prepaid consulting service fees and other sundry receivables.

6.	Digital assets

	As of December 31,	As of September 30,
	2023	2024
	US$’000	US$’000

BTC	436	736
Total	436	736

Additional information about bitcoin:

For the nine months ended September 30, 2024, the Group generated bitcoins primarily through mining services. The following table presents additional information about bitcoins for the years ended December 31, 2023 and for the nine months ended September 30, 2024, respectively:

	As of December 31,	As of September 30,
	2023	2024
	US$’000	US$’000

Opening balance	91	436
Receipt of bitcoins from mining services	2,882	1,049
Exchange of BTC into USDT	(2,537)	(749)
Ending balance	436	736

For the nine months ended September 30, 2024 and for the years ended December 31, 2023, the Group recognized impairment of Nil against bitcoins.

7.	Equity method investments

In December 2021, the Group had entered into an agreement with industry experts to establish a joint venture, Met Chain Co Limited under the laws of Hong Kong (the “2021 Joint Venture”), specializing in the research and development (“R&D”), production, and sales of cryptocurrency mining equipment. Upon the formation of the 2021 joint venture, the Group held 21% of the equity interests in the 2021 joint venture, with the option to acquire the equity interests held by the other parties to the Joint Venture Agreement under certain conditions as set forth in the Joint Venture Agreement. In November 2022, the Group had entered into an equity transfer agreement with each of the four other equity holders of Met Chain Co Limited to acquire a total of 3.3% of the equity interests in Met Chain Co Limited from the four equity holders, in consideration for such number of ordinary shares of the Company, par value $0.06 per share, valued at RMB7,120,478. In September 2024, the Group had entered into an equity transfer agreement with each of the four other equity holders of Met Chain Co Limited to acquire a total of 5.23% of the equity interests in Met Chain Co Limited from the four equity holders, in consideration for such number of ordinary shares of the Company, par value $0.06 per share, valued at US$ 1,050,400. As of December 31, 2023 and September 30, 2024, the Group held 24.3% and 29.53% of the equity interests in Met Chain Co Limited, respectively.

The Group recognized gain on equity method investments of $6,000 and $75,000 for the nine months ended September 30, 2023 and 2024, respectively.

8.	Property and equipment, net

Property and equipment consists of the following:

	As of December 31,	As of September 30,
	2023	2024
	US$’000	US$’000
Cost:
Miners for Bitcoin	17,241	18,384
Total cost	17,241	18,384

Less: Accumulated depreciation	4,539	7,239

Property and equipment, net	12,702	11,145

Depreciation expense recognized for the nine months ended September 30, 2023 and 2024 were $2,305, and $2,700, respectively.

9.	Income tax

(a)	Cayman Islands

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

In 2023, the Group used BTC as collateral on Binance and applied for a collateralized loan of 181,500 USDT. These loans have no fixed term and can be repaid at any time. As of December 31, 2023, the Group had 4.09 BTC pledged as collateral, with an outstanding loan balance of 125,000 USDT. As of September 30, 2024, the Group had 11.62 BTC pledged as collateral, with an outstanding loan balance of 544,000 USDT.

11.	Loss per share

Basic and diluted net loss per share for each of the years presented are calculated as follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands of US$, except share data and per share data)		(in thousands of US$, except share data and per share data)
Losses per share—basic
Numerator:
Net loss available to shareholders of the Company - basic and diluted	(1,007)	(571)	(2,122)	(2,006)
Denominator
Weighted average number of ordinary shares - basic	1,593,789	2,695,568	1,352,539	2,654,319
Effect of dilutive securities	-	-	-	-
Dilutive effect of non-vested shares	1,593,789	2,695,568	1,352,539	2,654,319
Denominator for diluted net loss per share
Losses per share— basic	(0.63)	(0.21)	(1.57)	(0.76)
Losses per share—diluted	(0.63)	(0.21)	(1.57)	(0.76)

12.	Share-based compensation

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

The share-based compensation expenses of $138,000 and $571,000 were charged to general and administrative expenses for the nine months ended September 30, 2023 and 2024, respectively.

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

On July 23, 2024 the Company offered 166,667 ordinary shares, par value US$0.06 per share (the “Ordinary Shares”), under the acquisition agreement on June 28, 2024.

On September 16, 2024, the Company issued 520,000 ordinary shares of the Company, par value US$0.06 per share, to the four equity holders to acquire 5.23% of the equity interests in the Joint Venture.

As of December 31, 2023 and September 30, 2024, there were 2,097,535 and 3,297,452 ordinary shares issued and outstanding, respectively.

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

Name of party	Relationship
Mr. Zhao Jishuang	A major shareholder of the Company
Mr. Guo Yupeng	A major shareholder of the Company
Mr. Peng Siguang	A major shareholder of the Company
Met Chain Co.,Limited	An associate company of the company

(a)	Major transactions with related parties

	For the Nine Months Ended September 30,
	2023	2024
	USD’000	USD’000

Advances from related parties
- Mr. Zhao Jishuang	-	390
- Mr. Peng Siguang		10
Total	-	400

	For the Nine Months Ended September 30,
	2023	2024
	USD’000	USD’000

Repayment of advances from related parties
- Mr. Zhao Jishuang	1,255	644
- Mr. Peng Siguang		10
- Met Chain Co.,Limited	-	3
Total	1,255	657

(b)	Balances with related parties

	As of December 31,	As of September 30,
	2023	2024
	USD’000	USD’000
Amounts due to related parties
Current
- Mr. Guo Yupeng	290	290
- Mr. Zhao Jishuang	1,952	1,698
- Met Chain Co.,Limited	1,814	1,811
Total	4,056	3,799

(i)	Advances from/to these related parties are unsecured, interest free and repayable on demand.

15.	Restricted net assets

There is no other restriction on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company.

16.	Commitments

Capital commitments

The Group has commitment for capital expenditure totaling $3.83 million as of September 30, 2024. The commitment is related to purchase miners and acquire a BTC mining facility.

17.	Subsequent events

The Group has assessed all subsequent events from September 30, 2024, up through November 14, 2024, which is the date that these consolidated financial statements were available to be issued. No subsequent event which had a material impact on the Group was identified through the date of issuance of the financial statements.

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

For the nine months ended September 30, 2024, we generated a substantial majority of our revenue from mining machines resale and bitcoin mining. We store all of our bitcoins mined in hot wallets, or cryptocurrency wallets connected to the Internet, and may from time to time exchange bitcoins mined for fiat currency to generate cash flow to fund our business operations. We attribute our growth since we launched our crypto asset business in 2022 to our competitive strengths in diversified revenue streams, dedicated team and efforts towards regulatory compliance, and our experienced and visionary management team.

As of September 30, 2024, we owned a total of 2021 mining machines under operation with a total hash rate of 213PH/S. We manage and operate our mining machines at one hosting facility operated by a hosting facility owner in New Tazewell, Tennessee. For the nine months ended September 30, 2024, we mined a total of 18.26 bitcoins, generating US$1.05 million in revenue. As of now, all of the Company’s mining machines have been relocated to the newly acquired mining facility in Arkansas.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	For the Three months ended September 30,
	2023		2024
	US$	%	US$	%
Summary Consolidated Statements of Operations:
Revenues	845	100.0	2,559	100.0
Cost of revenues	(1,386)	(164.0)	(2,820)	(110.2)
Gross loss	(541)	(64.0)	(261)	(10.2)
Operating expenses:
Selling and marketing expenses	-	-	(63)	(2.5)
General and administrative expenses	(153)	(18.1)	(218)	(8.5)
Loss from operations	(694)	(82.1)	(542)	(21.2)
Interest expenses	(11)	(1.3)	(2)	(0.1)
Realized gain on exchange of digital assets	(2)	(0.2)	(75)	(2.9)
Equity in income on equity method investments	5	(0.6)	50	2.0
Others expense, net	(305)	(36.1)	(2)	(0.1)
Loss before income tax	(1,007)	(119.2)	(571)	(22.3)
Income tax expense	-	-	-	-
Net loss	(1,007)	(119.2)	(571)	(22.3)

Revenues

	For the Three Months Ended September 30,
	2023		2024
	US$	%	US$	%
Bitcoin mining	845	100.0	111	4.3
Mining machines resale	-	-	2,066	80.7
Miner rental and other mining-related business	-	-	382	15.0
Total	845	100.0	2,559	100.0

Our total revenue increased by 202.84% from US$0.8 million in the three months ended of September 30, 2023 to US$2.6 million in the three months ended of September 30, 2024. This increase was primarily driven by gains in our mining machine resale and miner rental businesses, which contributed an additional US$2.1 million and US$0.4 million, respectively. However, revenue from Bitcoin mining declined by US$0.7 million this quarter compared to the same period last year, a decrease of 86.9%, primarily due to the following factors. First, the Group allocated more of its existing Bitcoin mining machines for rentals in the third quarter, impacting direct mining revenue. Second, the recent Bitcoin halving event led to a reduction in Bitcoin production. Lastly, a batch of newly acquired T21 mining machines remains in customs clearance and has not yet been deployed, further affecting our mining output for the quarter.

Cost of Revenues

Our total cost of revenues increased by 103.46% from US$1.4 million in the three months ended of September 30, 2023 to US$2.8 million in the three months ended of September 30, 2024. This increase was primarily driven by the expansion of our mining machine resale business, which incurred additional procurement costs to support higher sales volumes. Additionally, the miner rental business added further operational costs, contributing to the overall rise in expenses. Together, these factors reflect our strategic growth in new business segments, although they have led to a substantial increase in the cost of revenues compared to the same period last year.

Gross Loss and Gross Profit Margin

As a result of the foregoing, our gross loss decreased by US$280 thousand, from US$541 thousand in the three months ended of September 30, 2023 to US$261 thousand in the three months ended of September 30, 2024. Our gross loss margin improved from 64%   in the three months ended of September 30, 2023 to 10.2 % in the three months ended of September 30, 2024.

Selling and Marketing Expenses

Our selling and marketing expenses increased from nil in the three months ended of September 30, 2023 to US$63 thousand in the three months ended of September 30, 2024. The increase in selling expenses this quarter was primarily due to the addition of our mining machine resale business.

General and Administrative Expenses

Our general and administrative expenses increased by 42.48% from US$153 thousand in the three months ended of September 30, 2023 to US$218 thousand in the three months ended of September 30, 2024. This increase was primarily due to the increase in the number of employees and daily office expenses resulting from business development.

Interest Expenses

Our interest expenses was US$11 thousand and US$2 thousand for the three months ended of September 30, 2023 and 2024. This reduction is consistent with the decrease in short-term loans.

Equity in Income on Equity Method Investments

Our gain on equity method investments was US$5 thousand and US$50 thousand for the three months ended of September 30, 2023 and 2024, respectively.

Loss Before Income Tax

As a result of the foregoing, we had a loss before income tax of US$1,007 thousand for the three months ended of September 30, 2023, as compared to a loss before income tax of US$571 thousand for the three months ended of September 30, 2024.

Net Loss

As a result of the foregoing, we had a net loss of US$1,007 thousand for the three months ended of September 30, 2023, as compared to a net loss of US$571 thousand for the three months ended of September 30, 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	For the nine months ended September 30,
	2023		2024
	US$	%	US$	%
Summary Consolidated Statements of Operations:
Revenues	8,129	100.0	7,538	100.0
Cost of revenues	(8,780)	(108.6)	(8,141)	(108.0)
Gross loss	(651)	(8.6)	(603)	(8.0)
Operating expenses:
Selling and marketing expenses	(198)	(2.4)	(159)	(2.1)
General and administrative expenses	(944)	(11.6)	(1,477)	(19.6)
Loss from operations	(1,793)	(22.1)	(2,239)	(29.7)
Interest income	1	0.01	-	-
Interest expenses	(61)	(0.8)	(17)	(0.2)
Realized gain on exchange of digital assets	32	0.4	181	2.4
Equity in income on equity method investments	6	0.07	75	1.0
Others expense, net	(307)	(3.78)	(6)	(0.1)
Loss before income tax	(2,122)	(26.1)	(2,006)	(26.6)
Income tax expense	-	-	-	-
Net loss	(2,122)	(26.1)	(2,006)	(26.6)

Revenues

	For the Nine Months Ended September 30,
	2023		2024
	US$	%	US$	%
Bitcoin mining	2,187	26.9	1,049	13.9
Mining machines resale	5,485	67.5	5,501	73.0
Miner rental and other mining-related business	457	5.6	987	13.1
Total	8,129	100.0	7,538	100.0

Our total revenue decreased by 7.3% from US$8.1 million in the nine months ended of September 30, 2023 to US$7.5 million in the nine months ended of September 30, 2024. Revenue from our Bitcoin mining business decreased by US$1.1 million, a decline of 52%, primarily due to the following factors. First, the Group allocated more of its existing Bitcoin mining machines for rentals in the third quarter, impacting direct mining revenue. Second, the recent Bitcoin halving event led to a reduction in Bitcoin production. Lastly, a batch of newly acquired T21 mining machines remains in customs clearance and has not yet been deployed, further affecting our mining output for the quarter. Revenue from miner rental and other mining-related businesses increased by US$0.5 million, an increase of 116%, primarily due to the Group’s increase in Bitcoin mining machine rentals during the period, which led to a corresponding rise in rental income.

Cost of Revenues

Our total cost of revenues decreased by 7.28% from US$8.8 million in the nine months ended of September 30, 2023 to US$8.1 million in the nine months ended of September 30, 2024. Overall, the decrease in cost of revenues was largely in line with the decline in revenue.

Gross Loss and Gross profit Margin

As a result of the foregoing, our gross loss decreased by US$48 thousand, from US$651 thousand in the nine months ended of September 30, 2023 to US$603 thousand in the nine months ended of September 30, 2024. Our gross profit margin improved from -8.6% in the three months ended of September 30, 2023 to -8.0% in the three months ended of September 30, 2024.

Selling and Marketing Expenses

Our selling and marketing expenses decreased from US$198 thousand in the nine months ended of September 30, 2023 to US$159 thousand in the nine months ended of September 30, 2024, primarily due to the Group’s strengthened control over selling expenses and optimization of expenditures.

General and Administrative Expenses

Our general and administrative expenses increased by 56.46% from US$1.0 million in the nine months ended of September 30, 2023 to US$1.5 million in the nine months ended of September 30, 2024. This increase was primarily due to the rise in expenses related to the Employee Stock Option Plan, which amounted to US$0.57 million.

Interest Expenses

Our interest expenses decreased from US$61 thousand for the nine months ended of September 30, 2023 to US$17 thousand for the nine months ended of September 30, 2024. This reduction is consistent with the decrease in short-term loans.

Equity in Income on Equity Method Investments

Our gain on equity method investments was US$6 thousand and US$75 thousand for the nine months ended of September 30, 2023 and 2024, respectively.

Loss Before Income Tax

As a result of the foregoing, we had a loss before income tax of US$2,122 thousand for the nine months ended of September 30, 2023, as compared to a loss before income tax of US$2,006 thousand for the nine months ended of September 30, 2024.

Net Loss

As a result of the foregoing, we had a net loss of US$2,122 thousand for the nine months ended of September 30, 2023, as compared to a net loss of US$2,006 thousand for the nine months ended of September 30, 2024.

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

Adjusted net income represents net income/(loss) before share-based compensation and offering expenses. The table below sets forth a reconciliation of our adjusted net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
	US$	US$	US$	US$
	(in thousands, except for percentages)		(in thousands, except for percentages)
Net loss	(1,007)	(571)	(2,122)	(2,006)
Add:
Share-based compensation expenses	-	-	138	571
Adjusted net loss	(1,007)	(571)	(1,984)	(1,435)

In addition, adjusted EBITDA represents the net income/(loss) before interest expenses, income tax expenses, depreciation and amortization, and excluding share-based compensation expenses and offering expenses. The table below sets forth a reconciliation of our adjusted EBITDA for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
	US$	US$	US$	US$
	(in thousands, except for percentages)		(in thousands, except for percentages)
Net loss	(1,007)	(571)	(2,122)	(2,006)
Subtract:
Net interest loss	(11)	(2)	(60)	(17)
Add:
Income tax expense			-	-
Depreciation and amortization	631	919	2,305	2,700
EBITDA	(365)	350	243	711
Add:
Share-based compensation expenses	-	-	138	571
Adjusted EBITDA	(365)	350	381	1,282

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

Hong Kong

Our two wholly-owned subsidiaries in Hong Kong, Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited, are subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. No Hong Kong profit tax has been levied in our consolidated financial statements as Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited had no assessable income for the years ended December 31, 2023 and for the three months ended of September 30, 2024.

Our two wholly-owned subsidiaries in Hong Kong, Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited, are subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. No Hong Kong profit tax has been levied in our consolidated financial statements as Meten Education (Hong Kong) Limited and Likeshuo Education (Hong Kong) Limited had no assessable income for the years ended December 31, 2023 and for the nine months ended of September 30, 2024.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been from cash generated from operating activities. As of December 31, 2023 and September 30, 2024, we had US$43,000 and US$27,000, respectively, in cash and cash equivalents. Cash and cash equivalents consist of cash on hand placed with banks or other financial institutions and highly liquid investment which are unrestricted as to withdrawal and use and have original maturities of three months or less when purchased.

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

The following table sets forth a summary of our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2023	2024
	US$	US$
	(in thousands, except for percentages)
Summary Consolidated Cash Flow Data:
Net cash generated from operating activities	2,048	3,385
Net cash used in investing activities	(3,082)	(4,292)
Net cash generated from financing activities	1,353	891
Net increase in cash and cash equivalents	319	(16)
Cash and cash equivalents at the beginning of period	48	43
Cash and cash equivalents at the end of period	367	27

Operating Activities

Net cash generated from operating activities amounted to US$2.0 million for the nine months ended September 30, 2023. The difference between our net loss of US$2.1 million and the net cash used in operating activities was primarily due to (i) depreciation of US$2.3 million; (ii) net loss on disposal of property and equipment of US$0.3 million; (iii) increase in accounts receivable of US$3.4 million; and (iv) decrease in prepayments and other current assets of US$1.1 million; partially offset by decrease in accounts payable of US$3.2 million.

Net cash generated from operating activities amounted to US$3.4 million for the nine months ended of September 30, 2024. The difference between our net loss of US$2.0 million and the net cash used in operating activities was primarily due to (i) depreciation and amortization of US$2.7 million; (ii) decrease in accounts receivable of US$3.8 million, primarily due to the collection of receivables from mining machines resale; and (iii) increase in prepayments and other current assets of US$1.2 million, mainly due to an increase in advance payments for purchases.

Investing Activities

Net cash used in investing activities amounted to US$3.1 million for the nine months ended September 30, 2023. This was primarily attributable to purchases of property and equipment of US$1.8 million, repayment of advances to related parties of US$1.3 million.

Net cash used in investing activities amounted to US$4.3 million for the nine months ended of September 30, 2024. This was primarily attributable to the purchases of property and equipment of US$4.0 million, repayment of advances to related parties of US$0.7 million and advances from related parties of US$0.4 million.

Financing Activities

Net cash generated from financing activities amounted to US$1.4 million for the nine months ended September 30, 2023. This was primarily attributable to (i) the proceeds from issuance of ordinary shares for private placement of US$1.9 million, (ii) proceeds from short term loans of US$0.6 million; partially offset by (i) repayment of short term loans of US$0.01 million.

Net cash flow generated from financing activities amounted to US$0.9 million for the nine months ended of September 30, 2024. This was primarily attributable to (i) the proceeds from issuance of ordinary shares for private placement of US$0.5 million, (ii) proceeds from short term loans of US$0.8 million; partially offset by (i) repayment of short term loans of US$0.3 million.

Capital Expenditures

Our capital expenditures amounted to nil and US$0.1 million in for the three months ended of September 30, 2023 and 2024, respectively. Our capital expenditures amounted to US$1.8 million and US$4.1 million in for the nine months ended of September 30, 2023 and 2024, respectively. We will continue to make capital expenditures to meet the expected growth of our business and expect that cash generated from our operating activities and financing activities will meet our capital expenditure needs in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended September 30, 2024, does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for 2023.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2024, the Company entered into an equity transfer agreement (the “Agreement”) with four individuals and entities to acquire equity interests in a joint venture of which the Company, through its wholly-owned subsidiary, Met Chain Investment Holding Ltd., is also a shareholder. The details of this transaction and the equity transfer agreement were disclosed on the Company’s current report on Form 8-K filed with the SEC on September 11, 2024.

Pursuant to the Agreement, the Company issued 520,000 ordinary shares to the individuals and entities below on September 16, 2024.

Name	Shares Issued
Vermilion Bird Holding Group Limited	83,518
ZX Investment Group Limited	14,914
Liao Manning	5,966
Yun Feng Assets, Inc.	415,602

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the third quarter of 2024.

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

Date: November 14, 2024	BTC Digital Ltd.

	By:	/s/ Yupeng Guo
Yupeng Guo
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)